Form 10-Q
period 2000-06-30
CROSSWORLDS SOFTWARE INC
filed 2000-08-11
CIK 1037834

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

                       Commission file number: 000-29799


                           CROSSWORLDS SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   94-3240149
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification Number)

                        577 Airport Boulevard, Suite 800
                              Burlingame, CA 94010
   (Address, including zip code, of registrant's principal executive offices)

                                 (650) 685-9000
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Explanatory Note: Although the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the Registrant was required to file such reports, the Registrant has not been subject to such filing requirements for the past 90 days.

The number of shares outstanding of the Registrant's Common Stock, par value $0.001, as of July 31, 2000 was 25,942,659.

--------------------------------------------------------------------------------

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements:

     Consolidated Condensed Balance Sheets as of June 30, 2000 (Unaudited) and
     December 31, 1999..........................................................     3
     Consolidated Condensed Statements of Operations (Unaudited) for the Three
     and Six Months Ended June 30, 2000 and 1999................................     4
     Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six
     Months Ended June 30, 2000 and 1999........................................     5
     Notes to the Consolidated Condensed Financial Statements (Unaudited).......     6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations......................................................     9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........     22

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................     23

  Item 2.  Changes in Securities and Use of Proceeds............................     23

  Item 3.  Defaults Upon Senior Securities......................................     23

  Item 4.  Submission of Matters to a Vote of Security Holders..................     23

  Item 5.  Other Information....................................................     24

  Item 6.  Exhibits and Reports on Form 8-K.....................................     24

Signature.......................................................................     25

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                                              June 30,        December 31,
                                                                                2000              1999
                                                                             ---------          --------
                           ASSETS
Current assets:
 Cash and cash equivalents.....................................              $  51,445          $ 12,506
 Accounts receivable, net of allowance of $297 as of
  June 30, 2000 and December 31, 1999..........................                 20,021            11,689
 Prepaids and other current assets.............................                  1,713             1,019
                                                                             ---------          --------
  Total current assets.........................................                 73,179            25,214
 Property and equipment, net...................................                  4,048             3,846
 Deposits and other assets.....................................                  1,606               117
                                                                             ---------          --------
  Total assets.................................................              $  78,833          $ 29,177
                                                                             =========          ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
                         (DEFICIT)
Current liabilities:
 Accounts payable..............................................              $   1,446          $    797
 Accrued payroll and related expenses..........................                  3,676             2,597
 Accrued commissions...........................................                  3,850             2,742
 Accrued royalties.............................................                    103             1,439
 Other accrued liabilities.....................................                  6,082             2,563
 Current portion of capital lease obligations..................                    459               347
 Current portion of long-term debt.............................                  2,700             2,622
 Deferred revenue..............................................                 24,786            13,158
                                                                             ---------          --------
  Total current liabilities....................................                 43,102            26,265
 Other long-term liabilities...................................                    115               124
 Capital lease obligations, less current portion...............                    565               577
 Long-term debt, less current portion..........................                  1,488             2,936
                                                                             ---------          --------
  Total liabilities............................................                 45,270            29,902
                                                                             ---------          --------
 Stockholders' equity (deficit):
 Convertible preferred stock, $0.01 par value, 17,000
  shares authorized; 16,126 shares issued and
  outstanding as of December 31, 1999..........................                     --               161
 Common stock, $0.001 par value; 150,000 shares
  authorized, 25,871 shares issued and outstanding as of
  June 30, 2000 and 3,154 shares issued and
  outstanding as of December 31, 1999..........................                     26                 3
 Additional paid-in capital....................................                154,074            96,757
 Deferred stock-based compensation.............................                 (3,358)           (2,540)
 Accumulated deficit...........................................               (117,179)          (95,106)
                                                                             ---------          --------
  Total stockholders' equity (deficit).........................                 33,563              (725)
                                                                             ---------          --------
  Total liabilities and stockholders' equity (deficit).........              $  78,833          $ 29,177
                                                                             =========          ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                                     Three months ended                 Six months ended
                                                                          June 30,                          June 30,
                                                                 ---------------------------        -------------------------
                                                                   2000               1999            2000             1999
                                                                 --------            -------        --------         --------
Revenue:
  Software license...................................            $  5,031            $ 1,811        $  8,214         $  3,428
  Service, maintenance and other.....................               6,348              2,353          10,863            4,372
                                                                 --------            -------        --------         --------
   Total revenue.....................................              11,379              4,164          19,077            7,800
                                                                 --------            -------        --------         --------
Cost of revenue:
  Software license and royalties.....................                 204                311             325              439
  Service, maintenance and other.....................               5,716              2,420          10,244            4,199
                                                                 --------            -------        --------         --------
   Total cost of revenue.............................               5,920              2,731          10,569            4,638
                                                                 --------            -------        --------         --------
     Gross profit  ...................................              5,459              1,433           8,508            3,162
                                                                 --------            -------        --------         --------
Operating expenses:
  Research and development...........................               4,114              3,383           7,889            6,353
  Sales and marketing................................               8,242              5,103          14,630            9,750
  General and administrative.........................               2,436              1,401           5,089            2,344
  Amortization of deferred stock-based
   compensation......................................                 852                782           1,560              922
                                                                 --------            -------        --------         --------
   Total operating expenses..........................              15,644             10,669          29,168           19,369
                                                                 --------            -------        --------         --------
     Operating loss..................................             (10,185)            (9,236)        (20,660)         (16,207)
Other income (expense), net..........................              (1,029)              (197)         (1,412)            (488)
                                                                 --------            -------        --------         --------
     Net loss........................................            $(11,214)           $(9,433)       $(22,072)        $(16,695)
                                                                 ========            =======        ========         ========
Net loss per share:
  Basic and diluted..................................            $  (1.06)           $ (4.40)       $  (3.11)        $  (7.49)
  Weighted average shares used in computation........              10,619              2,145           7,097            2,228

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                       Six months ended
                                                                            June 30,
                                                                    -----------------------
                                                                      2000           1999
                                                                    --------       --------
Cash flows from operating activities:
 Net loss..............................................             $(22,072)      $(16,695)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation........................................                1,541          1,070
   Amortization of warrants for financing
     commitment........................................                1,406             --
   Amortization of deferred stock-based
     compensation......................................                1,560            922
   Changes in operating assets and liabilities:
     Accounts receivable...............................               (8,332)        (1,270)
     Prepaids and other current assets.................                 (694)          (504)
     Other assets......................................               (1,489)            50
     Accounts payable..................................                  649            (45)
     Accrued payroll and related expenses..............                1,078            333
     Accrued commissions...............................                1,108           (439)
     Accrued royalties.................................               (1,336)            --
     Other accrued liabilities.........................                3,520            191
     Deferred revenue..................................               11,628          2,216
     Other long-term liabilities.......................                   (9)            13
                                                                    --------       --------
      Net cash used in operating activities............              (11,442)       (14,158)
                                                                    --------       --------
Cash flows from investing activities:
 Purchases of property and equipment...................               (1,358)          (842)
                                                                    --------       --------
      Net cash used in investing activities............               (1,358)          (842)
                                                                    --------       --------
Cash flows from financing activities:
 Proceeds from subordinated debt.......................                   --          5,423
 Repayments of equipment facilities....................                 (392)          (391)
 Repayments of subordinated debt.......................               (1,264)            --
 Repayments of working capital facilities..............                   --         (1,351)
 Proceeds from issuance of common stock, net...........               53,395            303
 Proceeds from issuance of preferred stock, net........                   --         12,254
 Repurchase of restricted stock........................                   --            (28)
                                                                    --------       --------
      Net cash provided by financing activities........               51,739         16,210
                                                                    --------       --------
Net increase in cash and cash equivalents..............               38,939          1,210
Cash and cash equivalents at beginning of period.......               12,506          5,415
                                                                    --------       --------
Cash and cash equivalents at end of period.............             $ 51,445       $  6,625
                                                                    ========       ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

  The accompanying unaudited consolidated condensed statements of operations for the three and six months ended June 30, 2000 and 1999, statements of cash flows for the six months ended June 30, 2000 and 1999, and balance sheet at June 30, 2000 have been prepared by CrossWorlds Software, Inc. ("the Company") on substantially the same basis as the audited consolidated financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods presented. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Registration Statement on Form S-1 declared effective on June 1, 2000 by the Securities and Exchange Commission (File No. 333-96055). The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of results for the entire fiscal year.


(2)  Revenue Recognition

  The Company's software arrangements typically involve significant production, customization, or modification of the software, or services that are essential to the functionality of the software and, as a result, software license revenue for the entire arrangement is generally recognized using the percentage-of-completion method. Progress toward completion is measured by achieving certain standard and objectively verifiable milestones present in each project. These milestones typically require customer acceptance of a deliverable. In certain instances, the Company may recognize software license revenue upon delivery and when persuasive evidence of an arrangement exists, provided the fee is fixed and determinable, acceptance is certain, collection is probable, and the arrangement does not involve significant production, customization, or modification of the software or services that are essential to the functionality of the software.
In the event costs to complete a contract are expected to exceed anticipated revenue, a loss is accrued. In certain circumstances where the Company is unable to estimate the amount of effort required to customize or implement the software license, revenue is recognized using the completed-contract method. To date, no amounts have been recognized under the completed contract method. Consulting and service revenue is recognized as the services are performed. Maintenance revenue from customer support and product upgrades, including maintenance bundled with original software licenses, are deferred and recognized ratably over the term of the maintenance agreement, typically twelve months. When the Company enters into software arrangements with resellers, the Company does not recognize revenue until the reseller demonstrates it has entered into an arrangement with an end user that satisfies the Company's revenue recognition criteria. When our services are essential to the end user implementation of the software purchased by the reseller, the software license revenue for the arrangement is recognized using the percentage-of-completion method. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition. "

  In December 1998, the AICPA issued Statement of Position 98-9 ("SOP 98-9"), "Software Revenue Recognition, with Respect to Certain Arrangements," which requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the undelivered elements in the arrangement. Under the residual method, the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company adopted SOP 98-9 on January 1, 2000. Adoption has not had a material effect to date and the Company does not expect adoption to have a material effect on its consolidated financial position or results of operations.


(3)  Net Loss Per Share

  Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method, and from convertible securities using the as-if converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive.

  Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

                                                         Three months ended                         Six months ended
                                                              June 30,                                  June 30,
                                                         -------------------                       -------------------
                                                          2000          1999                        2000          1999
                                                         -----         -----                       -----         -----
                                                            (In thousands)                            (In thousands)
Stock options and warrants.....................          4,099         1,377                       3,869         1,235
Common stock subject to repurchase.............            101           367                         101           367

  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                           Three months ended                           Six months ended
                                                                June 30,                                    June 30,
                                                        -----------------------                     -----------------------
                                                          2000           1999                         2000           1999
                                                        --------        -------                     --------       --------
                                                         (In thousands except                         (In thousands except
                                                          per share amounts)                           per share amounts)
Net loss.........................................     $(11,214)       $(9,433)                    $(22,072)      $(16,695)
Weighted average shares of common stock
 outstanding.....................................       10,720          2,512                        7,198          2,595
Less:  weighted average common shares
 subject to repurchase...........................         (101)          (367)                        (101)          (367)
                                                      --------        -------                     --------       --------
Weighted average shares used in computing
 basic and diluted net loss per common share.....       10,619          2,145                        7,097          2,228

Basic and diluted net loss per share.............     $  (1.06)       $ (4.40)                    $  (3.11)      $  (7.49)

(4)  Initial Public Offering

  In June 2000, the Company completed its initial public offering ("IPO") of 4.6 million shares of its common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at a price to public of $10.00 per share pursuant to a Registration Statement on Form S-1 declared effective on June 1, 2000 by the Securities and Exchange Commission (File No. 333-96055). The Company also completed a sale of 0.9 million shares of its common stock in private placements concurrent with the IPO at $9.30 per share. The offering terminated following the sale of all securities registered. Upon the closing date of the IPO, all of the convertible preferred stock outstanding prior to the IPO was converted into approximately 16.5 million shares of common stock. The managing underwriters of the public offering were Chase Securities Inc., Dain Rauscher Incorporated, and Thomas Weisel Partners LLC. The Company realized aggregate net proceeds from the IPO and private placements of approximately $49.7 million, after deducting IPO underwriting discounts and commissions of $2.8 million and offering expenses of approximately $1.8 million. The proceeds are being used for working capital, general corporate purposes, sales and marketing efforts, additional research and development, and capital expenditures made in the ordinary course of business.

(5) Warrants for Financing Commitment

  In February 2000, the Company issued 199,996 warrants to acquire common stock at $11.00 per share to certain of its Board members, in consideration of their commitment to provide funding of up to $10.0 million, if necessary, through the earlier of December 31, 2000 or the Company's initial public offering. The warrants are immediately exercisable and expire five years from the date of issuance. The warrants had a fair value of $1.4 million on the date of grant using the Black-Scholes pricing model with the following assumptions: 60% volatility, zero dividends, a risk-free rate of 5.5% and a contractual life of five years. The amount was initially recorded as a current asset to be amortized over the eleven-month funding period. As of June 2000, the remaining unamortized asset was expensed following the completion of the Company's IPO and as a result, $1.2 million was recorded as other expense during the second quarter of fiscal 2000.

(6) Supplemental Cash Flow Information

                                                                        Six months ended
                                                                            June 30,
                                                                      --------------------
                                                                       2000          1999
                                                                      ------        ------
                                                                         (In thousands)
Cash paid during the period for interest...............               $  401        $  387

Non-cash investing and financing activities:
 Issuance of preferred stock for conversion
  convertible notes....................................                   --         5,000
 Issuance of preferred stock warrants in connection
  with long-term debt..................................                   --           500
 Issuance of common stock warrants for financing
  commitment...........................................                1,406            --
 Equipment acquired through equipment lease
  facility.............................................                  301            --

(7) Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The statement, as amended, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt the standard during the first quarter of fiscal year 2001. Management does not believe the adoption of SFAS 133 will have a material effect on the Company's consolidated financial position or results of operations.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff accounting bulletin, as amended, must be adopted no later than the Company's fourth quarter of fiscal 2000. The Company is in the process of determining the impact that adoption will have on its consolidated financial statements.

  In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation - - an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25. In general, FIN 44 is effective July 1, 2000. Management believes that FIN 44 will not have a material effect on the Company's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

  The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in this document.

  The information in this report contains forward-looking statements that are based on management's current expectations. These forward-looking statements are subject to business and economic risks and uncertainties. Statements and information contained herein concerning markets for CrossWorlds' products and trends in financial results, and all other statements that include the word "may," "will," "should," "believes," "anticipates," "intends," "estimates," "expects," "projects," "plans," "predicts," "potential," "continue," "strategy" and similar expressions are intended to identify forward-looking statements, CrossWorlds' actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors and the risks to our business set forth elsewhere herein. Additional potential risks and uncertainties include, without limitation, those mentioned in CrossWorlds' prospectus dated June 1, 2000 under the heading "Risk Factors."


Overview

Business

  CrossWorlds provides an e-business integration platform both for integrating internal operations and extending these operations over the Internet. CrossWorlds' products help businesses work more efficiently with customers and suppliers through end-to-end business processes. The CrossWorlds platform enhances competitiveness and reduces information technology costs by decreasing long-term maintenance costs and enabling faster business application integration than traditional approaches.

Revenues

  Revenues to date have been derived from the sale of our e-business infrastructure software and from maintenance and support, consulting and training services. Customers who license our software generally purchase maintenance contracts, typically covering a twelve-month period. Customers may also purchase consulting services, which are customarily billed by us at a fixed daily or hourly rate plus out-of-pocket expenses. We also offer training services that are billed on a per student or per class session basis.

Revenue recognition policy

  Our software arrangements typically involve significant customization or implementation services. As a result, software license revenue is generally recognized using the percentage-of-completion method over the project implementation cycles, which typically range from three to nine months. In circumstances where we are unable to estimate the amount of effort required to customize or implement the software, software license revenue is recognized using the completed contract method. To date, we have not encountered any circumstances where we have been unable to estimate the amount of effort required to customize or implement our software.

  We have and may recognize revenues for projects implemented by our systems integrator partners upon shipment when our services are not essential to the functionality of the software. Consulting and service revenue is recognized as the services are performed. Maintenance revenue from customer support and product upgrades, including maintenance bundled with original software licenses, are deferred and recognized ratably over the term of the maintenance agreement. When we enter into software arrangements with resellers, we do not recognize revenue until the reseller demonstrates it has an arrangement with the end user that satisfies our revenue recognition criteria. Our revenue recognition policy complies with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition."

Revenue mix

  As a result of our revenue recognition policy, which generally requires us to defer and recognize license revenue over the software customization or implementation period, the mix of license, service and other revenue for the current quarter does not necessarily reflect the mix in sales activities for the current quarter. For example, revenues recognized during the quarter ended June 30, 2000 generally resulted from sales made during the fourth quarter of fiscal 1999 and first quarter of fiscal 2000. We expect the revenue mix for the next one to three quarters to be more reflective of our current period sales mix, which was weighted more heavily towards software licenses than previous quarters.

Results of Operations

  The following table sets forth the results of operations for the three months and six months ended June 30, 2000 and 1999 expressed as a percentage of total revenue.


                                                       Three months               Six months
                                                      ended June 30,             ended June 30,
                                                   -------------------      --------------------
                                                    2000         1999         2000         1999
                                                   ------      -------      -------      -------
Revenue:
  Software license..........................         44.2%        43.5%        43.1%        43.9%
  Service, maintenance and other............         55.8         56.5         56.9         56.1
                                                   ------      -------      -------      -------
  Total revenue.............................        100.0        100.0        100.0        100.0
                                                   ------      -------      -------      -------
Cost of revenue:
  Software license and royalties............          1.8          7.5          1.7          5.6
  Service, maintenance and other............         50.2         58.1         53.7         53.8
                                                   ------      -------      -------      -------
  Total cost of revenue.....................         52.0         65.6         55.4         59.4
                                                   ------      -------      -------      -------
     Gross margin...........................         48.0         34.4         44.6         40.6
                                                   ------      -------      -------      -------
Operating expenses:
  Research and development..................         36.2         81.2         41.3         81.4
  Sales and marketing.......................         72.4        122.5         76.7        125.0
  General and administrative................         21.4         33.7         26.7         30.1
  Amortization of deferred stock-based
    compensation............................          7.5         18.8          8.2         11.8
                                                   ------      -------      -------      -------
  Total operating expenses..................        137.5        256.2        152.9        248.3
                                                   ------      -------      -------      -------
     Operating loss.........................        (89.5)      (221.8)      (108.3)      (207.7)
Other income (expense), net.................         (9.0)        (4.7)        (7.4)        (6.3)
                                                   ------      -------      -------      -------
     Net loss...............................        (98.5)%     (226.5)%     (115.7)%     (214.0)%
                                                   ======      =======      =======      =======

  Software license revenue.   Total license revenue for the second quarter ended
June 30, 2000 was $5.0 million, an increase of 178% over the same period in fiscal 1999. For the first half of fiscal 2000, license revenue was $8.2 million, an increase of 140% over the first half of fiscal 1999. The increase in license revenue was a result of increased acceptance of our expanded product offering in the marketplace, a greater number of transactions sold, a larger average transaction size, and the recognition of license revenue upon shipment for a transaction where our services were not essential to the functionality of the software.

  Service, maintenance and other revenue.   Service, maintenance and other
revenue for the second quarter ended June 30, 2000 was $6.3 million, an increase of 170% over the same period in fiscal 1999. For the first half of fiscal 2000, service, maintenance and other revenue was $10.9 million, an increase of 148% compared to the first half of fiscal 1999. These increases were due to the increase in consulting, training and maintenance fees associated with the increased number of transactions sold, the increased average transaction size and a larger installed license base.

  Cost of software license revenue and royalties.   Cost of software license
revenue and royalties for the three months ended June 30, 2000 was $0.2 million and 1.8% of total revenue compared to $0.3 million and 7.5% of total revenue for the same period in fiscal 1999. For the first half of fiscal 2000, cost of software license revenue and royalties was $0.3 million and 1.7% of total revenue compared to $0.4 million and 5.6% of total revenue for the same period in fiscal 1999. The percentage decrease year over year was a result of replacing technology licensed by CrossWorlds with our own product in the fourth quarter of 1999.

  Cost of service, maintenance and other revenue.   Cost of service, maintenance
and other revenue was $5.7 million and 50.2% of total revenue for the second quarter of fiscal 2000 compared to $2.4 million and 58.1% of total revenue for the same period in fiscal 1999. For the first half of fiscal 2000, cost of services, maintenance and other revenue was $10.2 million and 53.7% of total revenue versus $4.2 million and 53.8% of total revenue for the corresponding period in fiscal 1999. The percentage decrease year over year was due to higher revenues resulting from rate increases for services and maintenance. We expect our cost of service, maintenance and other revenue to continue to increase in absolute dollars in future periods as a result of continuing efforts to add service personnel to meet increased customer demand.

  Research and development expenses.   Research and development expenses were
$4.1 million for the three months ended June 30, 2000, an increase of 22% over
the same period in fiscal 1999.   For the first half of fiscal 2000, research
and development expenses were $7.9 million, an increase of 24% compared to the first half of fiscal 1999. The increases were primarily due to an increase in personnel costs associated with new product initiatives. Research and development personnel costs were $2.9 million for the three months ended June 30, 2000 compared to $2.2 million for the corresponding period in fiscal 1999. For the six months ended June 30, 2000, research and development personnel costs were $5.6 million compared to $4.4 million for the same period in fiscal 1999. Research and development expenses as a percentage of total revenue for the second quarter in fiscal 2000 were 36.2% compared to 81.2% for the same period in fiscal 1999. For the first half of fiscal 2000, research and development expenses as a percentage of total revenue were 41.3% compared to 81.4% for the
same period in fiscal 1999.   The decrease as a percentage of total revenues was
due to growth in our total revenues. We expect our research and development expenses to continue to increase in absolute dollars in future periods.

  Sales and marketing expenses.   Sales and marketing expenses for the second
quarter of fiscal 2000 were $8.2 million, an increase of 62% over the same period in fiscal 1999. For the first half of fiscal 2000, sales and marketing expenses were $14.6 million, a 50% increase compared to the same period in fiscal 1999. The increases were primarily the result of higher sales commissions and bonuses associated with higher sales volume. Sales commissions and bonuses for the three months ended June 30, 2000 were $2.9 million, compared to $0.9 million during the same period in fiscal 1999. For the six months ended June 30, 2000, sales commissions and bonuses were $5.3 million compared to $1.5 million for the same period in fiscal 1999. Sales and marketing expenses as a percentage of total revenue were 72.4% in the three months ended June 30, 2000 compared to 122.5% compared to the same period in fiscal 1999. For the first half of fiscal 2000, sales and marketing expenses as a percentage of total revenue were 76.7% versus 125.0% for the same period in fiscal 1999. The decline in sales and marketing expenses as a percentage of total revenue was the result of growth in total revenue. We expect to continue hiring additional sales personnel and to increase promotion and other marketing expenditures in the future. As a result, we expect that sales and marketing expenses will increase in absolute dollars in future periods.

  General and administrative expenses.   General and administrative expenses for
the second quarter of fiscal 2000 were $2.4 million, an increase of 74% over the same period in fiscal 1999. For the first half of fiscal 2000, general and administrative expenses were $5.1 million, an increase of 117% over the same period in fiscal 1999. The increases were primarily a result of expenses related to our chief executive officer, and increased personnel costs necessary to manage and support our growth. Costs associated with our chief executive officer were $0.8 million for the second quarter of fiscal 2000 compared to $0.1 million for the same period in fiscal 1999. Other general and administrative personnel costs were $0.9 million for the second quarter of fiscal 2000 compared to $0.4 million for the same period in fiscal 1999. For the first half of fiscal 2000, costs associated with our chief executive officer were $2.0 million compared to $0.3 million in fiscal 1999. Other general and administrative personnel costs were $1.6 million for the first half of fiscal 2000 compared to $0.7 million for the same period in fiscal 1999. General and administrative expenses as a percentage of total revenue were 21.4% in the three months ended June 30, 2000 versus 33.7% for the same period in fiscal 1999. For the first half of fiscal 2000, general and administrative expenses as a percentage of total revenue were 26.7% compared to 30.1% during the same period in fiscal 1999.

The decline in general and administrative expenses as a percentage of total revenue was the result of growth in total revenue. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as a result of the expansion of our operations and the expenses associated with operating as a public company.

  Amortization of deferred stock-based compensation.   Deferred stock-based
compensation for the second quarter of fiscal 2000 was $0.9 million, an increase of 9% over the same period in fiscal 1999. For the first half of fiscal 2000, deferred stock-based compensation was $1.6 million, an increase of 69% compared to the same period in fiscal 1999. The increases reflected stock option grants during the periods, which are amortized on a straight-line basis over the vesting periods of the applicable options.

  Other income (expense). Other expense for the second quarter ended June 30, 2000 was $1.0 million, an increase of 423% over the same period in fiscal 1999. For the first half of fiscal 2000, other expense was $1.4 million, an increase of 189% over the same period in fiscal 1999. The increase was primarily due to the amortization of the funding commitment of $1.4 million, which was recorded as an asset in February 2000. The asset was fully expensed upon the completion of our initial public offering in June 2000.

  Provision for income taxes.    We incurred net operating losses in the three
and six months ended June 30, 2000 and 1999 and consequently paid no federal, state and foreign income taxes in any of these periods.

Liquidity and Capital Resources

  In June 2000, we completed an initial public offering ("IPO") of 4.6 million shares of our common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at a price to public of $10.00 per share. The Company also completed a sale of 0.9 million shares of its common stock in private placements concurrent with the IPO at $9.30 per share. The aggregate net proceeds realized from the IPO and private placements were approximately $49.7 million. Prior to the IPO, we had financed our operations through private sales of preferred equity securities, totaling $85.7 million and commercial bank loans and equipment leases. As of June 30, 2000, we had $51.4 million in cash and cash equivalents and $30.1 million in working capital.

  Net cash used in operating activities was $11.4 million for the six months ended June 30, 2000 and $14.2 million for the same period in fiscal 1999. Compared with the same period a year ago, net cash flows primarily reflect an increase in net losses and accounts receivable, offset by an increase in deferred revenue and other accrued liabilities.

  Net cash used in investing activities was $1.4 million for the six months ended June 30, 2000 and $0.8 million for the corresponding period in fiscal 1999. Investing activities in each period reflect the increased purchases of capital equipment. In April 1999, we began leasing equipment through a $1.5 million master lease agreement with a lender.

  Net cash provided by financing activities of $51.7 million for the six months ended June 30, 2000 was primarily from the net proceeds of our initial public offering, offset by the repayments of subordinated debt and equipment loans. For the six months ended June 30, 1999, net cash provided by financing activities of $16.2 million was primarily from the issuance of preferred stock and the issuance of a subordinated debt, partially offset by repayments of credit facilities.

  As of June 30, 2000, outstanding borrowings were $5.2 million, which are payable through 2003. We have a revolving line of credit that provides for borrowing of up to $10.0 million based on 65% of eligible accounts receivable. Borrowings under this line of credit accrue interest that is payable monthly at 0.10% above prime rate. As of June 30, 2000, we had no borrowings against this line of credit. Borrowings are secured by all of our assets, and we have agreements that require us to comply with financial covenants. As of June 30, 2000, we were in compliance with these financial covenants.

  We believe that the net proceeds from our initial public offering and private placements and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. After that we may require additional funds to support our working capital requirements, or for other purposes. We may also seek to raise additional funds through public or private equity financings or from other sources. However, there can be no assurance that we will be able to obtain adequate financing on favorable terms, if at all, at that time. Also, financing may dilute shareholder interests.

  A portion of our cash may be used to acquire or invest in complementary businesses or products, or to obtain the right to use complementary technologies. We have no current plans, agreements or commitments of this nature, and we are not currently engaged in any negotiations involving a transaction of this nature.

Factors That Could Affect Future Results

BECAUSE OF OUR LIMITED OPERATING HISTORY, IT IS DIFFICULT FOR US TO PREDICT AND PLAN FOR CHALLENGES. AS A RESULT, OUR FUTURE PERFORMANCE MAY BE HARMED.

  We were incorporated in March 1996 and shipped our first products in November 1997. Because our operating history is limited, our future operating results and our future stock price are difficult to predict. We may not foresee trends that may emerge and harm our business, and we cannot forecast operating expenses based on our historical results. It is also difficult to plan to meet the challenges we face in the future, specifically:

  .  expanding our customer base;

  .  competing effectively with:

     .  other software vendors that offer e-business infrastructure products,

     .  systems integrators that develop customized solutions and

     .  internal information technology departments of potential customers; and

  .  managing expanding operations.

Also, there is little financial data that you can use to evaluate our business.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES, AND WE MAY NEVER ACHIEVE PROFITABILITY.

  We have experienced operating losses in each quarterly and annual period since March 1996. Despite our history of losses, we believe it is vital to our future success that we increase our research and development and sales and marketing expenses. If expenditures related to the expansion of our operations are not accompanied or shortly followed by significantly increased revenue, our losses could be even greater than expected until we are able to delay or reduce these expenditures. For example, during 1998 we increased our operating expenses significantly, particularly sales and marketing expenses, based on our expectations of revenue growth that did not materialize as quickly as anticipated. These increased expense levels harmed our operating results for that period. We may not be able to increase our revenue in the future. As a result, we expect to incur significant losses in the future, and we may never achieve profitability.

BECAUSE OUR QUARTERLY REVENUE FLUCTUATES SIGNIFICANTLY DUE TO THE NATURE OF OUR PRODUCT IMPLEMENTATIONS, WE MAY DISAPPOINT INVESTORS' EXPECTATIONS OR MAY NOT FULFILL THE EXPECTATIONS OF THE FINANCIAL MARKETS OR FINANCIAL ANALYSTS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

   We generally recognize license revenue from orders on a percentage-of-completion basis as the customer reaches milestones in its implementation of our products. We also recognize services revenue as we perform implementation services. As a consequence, the timing of our revenue depends on the continued progress of our customers' implementation cycles. Each customer has unique integration requirements and, because our products are complex, we must integrate a variety of enterprise applications in each implementation. Our product implementation schedules can take three to nine months or more and span multiple quarterly periods. If we fail to achieve continued progress on anticipated implementation schedules, or our customers delay, suspend or terminate their implementation efforts, we may not recognize the expected revenue on these orders until subsequent quarters, if at all.

BECAUSE OUR QUARTERLY REVENUE FLUCTUATES SIGNIFICANTLY DUE TO THE NATURE OF OUR SALES CYCLES AND SEASONALITY, WE MAY DISAPPOINT INVESTORS' EXPECTATIONS OR MAY NOT FULFILL THE EXPECTATIONS OF THE FINANCIAL MARKETS OR FINANCIAL ANALYSTS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

  Our sales cycle varies typically from two to nine months because

  . our e-business infrastructure solutions are expensive, with high average selling prices,

  . our products are complex and to generate sales we must spend a significant amount of time educating our potential customers about the uses and benefits of our products and

  . some of our prospective customers evaluate our products on a trial basis before entering a sales contract.

This lengthy sales cycle makes it difficult to predict the quarter in which expected orders will occur. Delays in the execution of orders could cause some or all of the licensing fee revenue from those orders to be shifted from the expected quarter to a subsequent quarter or quarters.

  Additionally, we have experienced, and expect to continue to experience, seasonality in software and service orders. Historically, we have experienced the highest demand for our products in the fourth quarter and the lowest demand in the first quarter. We believe this seasonality is a result, in part, of year-end pressures influencing our customer's buying patterns and our direct sales force's efforts to meet or exceed year-end sales quotas. Both our sales cycle and seasonality cause unpredictable fluctuations in our revenue, which could adversely affect our quarterly operating results.

BECAUSE A SUBSTANTIAL MAJORITY OF OUR REVENUE HAS BEEN DERIVED FROM A SMALL NUMBER OF SELECTED INDUSTRIES, A DECLINE IN DEMAND FOR OUR SOFTWARE IN THESE INDUSTRIES COULD HURT OUR OPERATIONS.

   We derive a large majority of our revenue to date from sales of our software and related services to customers in the telecommunications industry and the manufacturing industry. Any significant decline in the demand for, and market acceptance of, our software in these industries could hurt the results of our operations. We expect that sales of our software and related services to customers in these industries will continue to account for a majority of our revenue.

WE DERIVE OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS, AND OUR REVENUE COULD DECLINE OR FAIL TO GROW IF WE LOSE A MAJOR CUSTOMER.

   We have generated a substantial portion of our revenue from a limited number of customers. We expect that a small number of customers will continue to account for a substantial portion of our revenue. Many of our current customers will continue to provide a substantial portion of our revenue through additional license, implementation services and maintenance fees. The loss of a small number of customers could have a material adverse effect on our revenue.

IF WE ARE UNABLE TO INCREASE SOFTWARE LICENSE REVENUE AS A PROPORTION OF OUR OVERALL REVENUE, OUR GROSS MARGINS AND PROFITABILITY COULD BE HARMED.

   We believe that increasing our software license revenue as a proportion of overall revenue is essential to achieve and maintain profitability. To achieve this goal, we plan to further develop our relationships with systems integrators to have them perform a majority of the consulting services for our products. If we are unable to adequately train systems integrators to provide services for our products, or if systems integrators do not devote resources to providing services for our products, it will be significantly more difficult for us to increase software license revenue as a portion of overall revenue, thus limiting our ability to increase gross margins and profitability.

OUR REVENUE WILL LIKELY DECLINE OR FAIL TO GROW IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL RELATIONSHIPS WITH SYSTEMS INTEGRATORS.

   We engage in joint sales, marketing and implementation efforts with a number of large systems integrators including Deloitte Consulting, PricewaterhouseCoopers and Andersen Consulting. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. We rely on these firms to:

  . recommend our products during the evaluation stage of the purchasing process,

  . provide industry expertise for developing products aimed at specific industries,

  .  to refer prospective customers to us and

  .  to provide access to customers' executive-level decision makers.

If systems integrators are not appropriately trained to implement our products, our reputation with existing and prospective customers could be harmed. Our failure to establish or maintain these relationships could significantly harm our ability to license and successfully implement our e-business infrastructure software products. Our competitors may have stronger relationships with some systems integrators and as a result, those systems integrators may be more likely to recommend competitors' products.

OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD CAUSE OUR REVENUES TO DECLINE OR FAIL TO GROW.

  The market for e-business integration software platforms is relatively new and rapidly evolving, and there is a variety of integration products and methods available to prospective customers. We do not know if customers in our target markets will prefer our products to other products and methods available. Thus far, we have licensed our products to only a small number of customers. Our products may not satisfy the objectives of our customers and prospective customers. If we are unable to establish a sufficient base of customer references in our target markets, prospective customers may be less likely to buy our products and our ability to license our products to additional customers may be significantly reduced.

IF WE ARE UNABLE TO COMPETE IN THE MARKET FOR BUSINESS INTEGRATION SOLUTIONS, WE MAY LOSE SALES AND MAY BE FORCED TO LOWER OUR PRICES, WHICH WOULD CAUSE A DECLINE IN OUR REVENUE.

   The market for our products is intensely competitive. It is expected to become increasingly competitive as current competitors enhance and expand their product offerings and new competitors enter the market. Competition could result in:

  .  price reductions,

  .  reduced gross margins and

  .  loss of market share.

Any one of these results could significantly reduce our future revenues. Our current competitors include a number of companies offering alternative e-business infrastructure solutions.

  To date, we have faced competition from:

  .  internal information technology departments of potential customers,

  .  systems integrators and other information technology service providers and

  . software vendors targeting one or more segments of our market including Vitria Technology, Inc., webMethods, Inc., Software Technologies Corporation and TIBCO Software, Inc.

   It is also possible that alliances among competitors or new competitors, including Oracle Corporation, Microsoft or IBM, may emerge and rapidly acquire significant market share.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES. IF WE LOSE OUR RIGHT TO USE LICENSED TECHNOLOGY, OUR REVENUE COULD BE HARMED AND OUR COSTS COULD INCREASE.

  Our software products incorporate technology licensed to us by third parties, currently BEA Systems, IBM and Inprise/Borland Corporation, which provides important messaging and other functionality. We depend on these third parties to deliver and support reliable products, and to enhance their products in response to industry trends and other technological changes. Any interruption in the supply of our licensed software or increases in the pricing of these licenses could harm our business by disrupting our operations, increasing our costs, delaying our sales and hindering our ability to support our existing customers.

THE LOSS OF, OR INABILITY TO ATTRACT, SENIOR MANAGEMENT AND OTHER KEY PERSONNEL COULD HARM OUR BUSINESS AND DECREASE THE VALUE OF YOUR INVESTMENT.

  Our future success depends on the skills, experience and performance of our senior management team and other key personnel, and their ability to operate effectively, both individually and as a group. The intense competition for qualified personnel in our industry and geographic region could harm our ability to replace any of the members of our senior management team if we were to lose their services in the future. If we do not succeed in attracting new management and key personnel, or retaining and motivating existing management and key personnel, our business will be harmed. In particular, the services and expertise of our senior management team could be difficult to replace.

OUR SUCCESS DEPENDS UPON OUR SALES, CONSULTING, BUSINESS DEVELOPMENT, MARKETING, SUPPORT AND TECHNICAL PERSONNEL. IF WE FAIL TO ATTRACT AND RETAIN THESE PERSONNEL, OUR BUSINESS MAY BE UNABLE TO GROW AND REVENUES COULD DECLINE.

  If we fail to retain and sufficiently expand our direct sales force, or our consulting, business development, marketing, customer support and technical staffs, we may not be able to increase revenue or achieve increased market acceptance of our products. To date, we have sold our products primarily through our direct sales force and have supported our customers through our consulting and customer support staff. Our technical personnel develop and maintain our new products and product enhancements. We believe that attracting and retaining these personnel is particularly difficult for us because:

  .  the market for e-business infrastructure software is still emerging,

  .  market acceptance of our products has not yet been achieved,

  .  the sales cycles for our products are lengthy and

  . we must constantly produce new products and product enhancements to compete. Also, the high demand for qualified technical personnel in the San Francisco metropolitan area makes it difficult to attract and retain technical personnel.

OUR RECENT GROWTH HAS STRAINED OUR EXISTING RESOURCES. ANY FAILURE TO MANAGE THIS GROWTH MAY HARM THE VALUE OF YOUR INVESTMENT.


  Our recent growth has strained, and future growth may continue to strain, our personnel, management systems and resources, which could harm our business. To effectively manage and support our operations, we will be required to:

  .  integrate, train, motivate and manage our work force,

  . continue to improve our operational, financial and management controls, reporting systems and procedures and

  . maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations.

If we fail to manage and support our operations, our business would be harmed and our operating losses could increase.

OUR INTERNATIONAL OPERATIONS ARE EXPENSIVE AND CHALLENGING. IF OUR INTERNATIONAL OPERATIONS DO NOT PERFORM AS PROJECTED, OUR OPERATING LOSSES MAY INCREASE.

  We have committed and expect to commit additional significant resources to the opening of international offices and the expansion of international sales and support channels in advance of revenue. We expect to incur expenses for localizing our software for foreign markets. If our international expansion strategy does not generate sufficient revenue to offset these expenditures, our operating losses may increase. Revenues from international sales represented 42% of total revenue for the three months ended June 30, 2000 and 39% of total revenue for the six months ended June 30, 2000.

  We have limited experience in marketing, selling and distributing our products and services internationally.

OUR MANAGEMENT TEAM HAS LIMITED PRIOR EXPERIENCE TOGETHER AND MAY NOT EFFECTIVELY MANAGE OUR OPERATIONS.

  Two of our six current executive officers, our senior vice president global services and senior vice president global sales and marketing, joined us within the last nine months. They have limited prior experience working together and may not be effective working together. Management ineffectiveness may disrupt our entire business operation, distract our employees and impair our ability to execute our strategy.

IF WE FAIL TO ADAPT TO THE RAPID TECHNOLOGICAL CHANGE WHICH CHARACTERIZES OUR MARKET, WE COULD LOSE MARKET SHARE OR OUR PRODUCTS COULD BECOME OBSOLETE.

  The market for e-business infrastructure software is characterized by:

  .  rapid technological change,

  .  frequent new product introductions and enhancements,

  .  uncertain product life cycles,

  .  changing customer requirements and

  . evolving industry standards including Extensible Markup Language, or XML, and Secure Sockets Layer, or SSL.

The introduction of products embodying new technologies and the emergence of new industry standards could quickly make our existing products obsolete and unmarketable, which could harm our revenue. Our future success depends upon our ability to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers.

IF OUR PRODUCTS DO NOT WORK WITH MULTIPLE HARDWARE, SOFTWARE AND NETWORKING PLATFORMS, SOME CUSTOMERS WILL NOT BUY OUR PRODUCTS, AND OUR REVENUE WILL DECLINE.

  We currently serve a customer base with a wide variety of constantly changing hardware, software and networking platforms. If we are unable to provide and support our products on these multiple platforms, some customers will not buy our products and our business would be hurt. We may have lost potential sales due to our products' inability to support multiple hardware and software platforms.

IF WE ARE UNABLE TO BUILD AND MAINTAIN RELATIONSHIPS WITH APPLICATION SOFTWARE VENDORS, WE COULD BE UNABLE TO CREATE AND MAINTAIN OUR CONNECTIVITY PRODUCTS AND OUR REVENUE COULD BE HARMED.

  We have relationships with a number of application software vendors including SAP, Oracle Corporation, Siebel Systems, Clarify Inc., Portal Software, Inc., and MetaSolv Software, Inc. and plan to establish more of these relationships in the future. These vendors provide access to their software and documentation, which enables us to develop connectivity solutions that are compatible with their products. If these relationships are terminated or restricted, or we are unsuccessful in establishing relationships with other vendors, our ability to develop connectivity solutions to integrate new and existing versions of these vendors' packaged enterprise applications would be harmed.

THE COST AND DIFFICULTIES OF IMPLEMENTING OUR PRODUCTS COULD SIGNIFICANTLY HARM OUR REPUTATION, WHICH MAY DIMINISH OUR REVENUES.

  Our products are often implemented as part of complex, time consuming and expensive projects. Some of our customers have experienced delays and difficulties in implementing our products. Prolonged delays and difficulties have impaired our customer relationships. In many cases, our customers must interact with, modify or replace significant elements of their existing computer systems. This complicates the implementation process. If our customers are dissatisfied with the implementation process, our ability to license further products to these customers could be harmed. Dissatisfied customers may refuse to recommend our products to prospective customers.

DEFECTS IN OR SLOW PERFORMANCE OF OUR SOFTWARE PRODUCTS COULD DIMINISH DEMAND FOR OUR PRODUCTS AND CAUSE COSTLY LIABILITY, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

  Our software products may contain undetected errors or defects, especially when first introduced or when new versions are released. Any errors, defects or slow performance that is discovered could result in:

  .  loss of revenue,

  .  delay in market acceptance,

  .  diversion of development resources,

  .  distraction of management,

  .  damage to our customer relationships or reputation,

  .  increased service and warranty cost or

  .  costly litigation defense.

We have previously discovered errors in our software after shipping the software. These errors, when discovered by our customers, have impaired our customer relationships. Any defects and errors found in our products could cause customers to seek damages for loss of data, lost revenue, systems costs or other harm they may suffer. These damages may be high because our software products are critical to our customers' business operations. A successful product liability claim brought against us could harm our business.

BECAUSE OUR PRODUCTS COULD INTERFERE WITH OUR CUSTOMERS' OTHER SOFTWARE APPLICATIONS AND HARDWARE, WE MAY BE SUBJECT TO CLAIMS BY THESE CUSTOMERS, WHICH MAY BE COSTLY AND MAY NOT BE ADEQUATELY COVERED BY INSURANCE.

  Our e-business infrastructure products are integrated with our customers' other software and their networks. Customers or others may bring product liability or warranty claims based on damage to, or interference with, these networks or applications. Any of these claims could result in costly litigation or divert management's attention and resources. Our current insurance coverage would likely be insufficient to protect us from all liability that may be imposed under these types of claims.

OUR FAILURE TO SAFEGUARD OUR INTELLECTUAL PROPERTY COULD REDUCE OUR REVENUES, OR CAUSE US TO INCUR COSTLY LITIGATION.

  The value of our software products arises from the intellectual property in those products. We rely primarily on a combination of:

  .  patents,

  .  copyrights,

  .  trademarks,

  .  trade secret laws and

  . contractual obligations with employees and third parties to protect the proprietary aspects of our technology.

The legal protection is limited. Unauthorized parties may copy aspects of our products and obtain and use information that we believe is proprietary. Other parties may breach confidentiality agreements or other protective contracts they have made with us. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our intellectual property rights. Intellectual property litigation has an uncertain outcome and could result in substantial costs and diversion of management's attention and resources.

BECAUSE OUR MARKET IS NEW, COMPETITIVE AND DEPENDENT UPON INTELLECTUAL PROPERTY RIGHTS, WE COULD FACE COSTLY LITIGATION BROUGHT BY THIRD PARTIES FOR INFRINGEMENT OF THEIR RIGHTS.

  We may be subject to legal proceedings and claims for alleged infringement of third party proprietary rights, including patents, trademarks or copyrights. Any litigation could result in substantial costs and diversion of management's attention and resources. Parties making infringement claims against us may obtain judgments against us, which could prevent us from selling our products or require us to enter into royalty or license agreements which are not advantageous to us.

BECAUSE THE MARKET FOR STOCKS OF TECHNOLOGY COMPANIES HAS EXPERIENCED EXTREME PRICE AND VOLUME FLUCTUATIONS, OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD ADVERSELY AFFECT US.

  Many factors, including the following, could cause the market price of our common stock to fluctuate:

  .  variations in quarterly results,

  .  announcements of technological innovations by us or by our competitors,

  . introductions of new products or new pricing policies by us or by our competitors,

  .  acquisitions or strategic alliances by us or by our competitors,

  .  departure or recruitment of key personnel,

  .  the gain or loss of significant customers,

  . changes in the estimates of our operating performance or change in recommendations by securities analysts and

  .  market conditions in the industry and the economy as a whole.

  Furthermore, the market for stocks of technology companies, and Internet companies in particular, has experienced extreme price and volume fluctuations unrelated to these companies' operating performance. Such fluctuations could harm the market price of our common stock regardless of our actual operating performance.

  In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could harm our business.

WE MAY NOT BE ABLE TO OBTAIN ADEQUATE ADDITIONAL FUNDS TO SUPPORT OUR WORKING CAPITAL REQUIREMENTS.

  We believe that the net proceeds from our initial public offering and private placements and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. After that we may require additional funds to support our working capital requirements, or for other purposes. We may also seek to raise additional funds through public or private equity financings or from other sources. However, there can be no assurance that we will be able to obtain adequate financing on favorable terms, if at all, at that time. Also, financing may dilute shareholder interests.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. We currently do not use financial instruments to hedge these operating expenses. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only marketable securities with maturities up to 24 months and with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use Of Proceeds.

  In June 2000, the Company completed its initial public offering ("IPO") of 4.6 million shares of its common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at a price to public of $10.00 per share pursuant to a Registration Statement on Form S-1 declared effective on June 1, 2000 by the Securities and Exchange Commission (File No. 333-96055). The Company also completed a sale of 0.9 million shares of its common stock in private placements concurrent with the IPO at $9.30 per share. The offering terminated following the sale of all securities registered. Upon the closing date of the IPO, all of the convertible preferred stock outstanding prior to the IPO was converted into approximately 16.5 million shares of common stock. The managing underwriters of the public offering were Chase Securities Inc., Dain Rauscher Incorporated, and Thomas Weisel Partners LLC. The Company realized aggregate net proceeds from the IPO and private placements of approximately $49.7 million, after deducting IPO underwriting discounts and commissions of $2.8 million and offering expenses of approximately $1.8 million. The proceeds are being used for working capital, general corporate purposes, sales and marketing efforts, additional research and development, and capital expenditures made in the ordinary course of business.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission Of Matters to a Vote Of Security Holders.

  In April 2000, the Company solicited stockholder written consent to the following matters:

  1. The amendment of the certificate of incorporation of the Company effective and contingent upon the closing of the IPO, authorizing, among other things: (a) the authorization of 150,000,000 shares of common stock, (b) the elimination of the stockholders' ability to take corporate action by written consent, (c) limiting the size of the board of directors to no more than nine (9) members, (d) limiting the Board's ability to amend certain sections of the Company's bylaws and (e) the elimination of cumulative voting for directors.

       IN FAVOR          WITHHELD
       --------          --------
       13,424,474        6,303,144

  2. The adoption of the Company's 2000 Directors' Stock Option Plan and the reservation of 300,000 shares of the Company's common stock for issuance thereunder, effective and contingent upon the closing of the Company's IPO.

       IN FAVOR          WITHHELD
       --------          --------
       13,424,474        6,303,144

  3. The adoption of the Company's 2000 Employee Stock Purchase Plan and the initial reservation of 750,000 shares of the Company's common stock for issuance thereunder, plus an increase in shares in each of our fiscal years beginning in 2001 and ending in 2005 of a maximum of 500,000 shares of the Company's common stock per year for issuance thereunder, effective and contingent upon the closing of the Company's IPO.

       IN FAVOR          WITHHELD
       --------          --------
       13,424,474        6,303,144

  4. The adoption of certain amendments to the Company's 1997 Stock Plan including provisions for an increase in the number of shares of common stock reserved for issuance thereunder an aggregate of 3,000,000 shares plus an annual increase in shares in each of our fiscal years beginning in 2001 and ending in 2005 of a maximum of 3,000,000 shares of the Company's common stock per year for issuance thereunder, effective and contingent upon the closing of the Company's IPO.

       IN FAVOR          WITHHELD
       --------          --------
       13,424,474        6,303,144

  5. The adoption of certain amendment to the Company's 1999 Executive Stock Plan to increase the number of shares of common stock reserved for issuance under the plan by 500,000 shares, to an aggregate of 4,000,000 shares.

       IN FAVOR          WITHHELD
       --------          --------
       14,066,139        5,661,479

  In May 2000, the Company solicited the written consent of the stockholders to elect to convert all preferred stock of the company into common stock pursuant to the Company's certificate of incorporation.

       IN FAVOR          WITHHELD
       --------          --------
       10,086,649 (1)    6,455,979

  The above share amounts have been adjusted to reflect the conversion of the Company's outstanding preferred stock into common stock upon the completion of the Company's IPO in June 2000.

  (1)  The vote did not pass. A 2/3 majority (11,028,419) was required.


Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

  27.1  Financial Data Schedule

  (b)  Reports on Form 8-K:

  None.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Burlingame, state of California on August 11, 2000.


                                CROSSWORLDS SOFTWARE, INC.
                                (Registrant)


                                By:       /S/ Mark R. Kent
                                   ----------------------------------
                                              Mark R. Kent
                                          Chief Financial Officer
                                   (Principal Financial and Accounting Officer)