Form 10-Q
period 2000-09-30
CROSSWORLDS SOFTWARE INC
filed 2000-11-07
CIK 1037834

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

               For the quarterly period ended September 30, 2000

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

The number of shares outstanding of the Registrant's Common Stock, par value $0.001, as of October 31, 2000 was 26,308,364.

--------------------------------------------------------------------------------

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements:

   Consolidated Condensed Balance Sheets as of September 30, 2000 (Unaudited) and
   December 31, 1999.........................................................................    3
   Consolidated Condensed Statements of Operations (Unaudited) for the three and
   nine months ended September 30, 2000 and 1999.............................................    4
   Consolidated Condensed Statements of Cash Flows (Unaudited) for the nine
   months ended September 30, 2000 and 1999..................................................    5
   Notes to the Consolidated Condensed Financial Statements (Unaudited)......................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.............................................................................    9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................   21

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................................  22

  Item 2.  Changes in Securities and Use of Proceeds.........................................   22

  Item 3.  Defaults Upon Senior Securities...................................................   22

  Item 4.  Submission of Matters to a Vote of Security Holders...............................   22

  Item 5.  Other Information.................................................................   22

  Item 6.  Exhibits and Reports on Form 8-K..................................................   22

Signature....................................................................................   23

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)


                                                      September 30, December 31,
                                                          2000         1999
                                                      ------------- ------------

                     ASSETS
Current assets:
 Cash and cash equivalents............................   $  47,819     $ 12,506
 Accounts receivable, net.............................      21,766       11,689
 Prepaid and other current assets.....................       2,160        1,019
                                                         ---------     --------
  Total current assets................................      71,745       25,214
 Property and equipment, net..........................       5,023        3,846
 Deposits and other assets............................       1,468          117
                                                         ---------     --------
  Total assets........................................   $  78,236     $ 29,177
                                                         =========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
                   (DEFICIT)
Current liabilities:
 Accounts payable.....................................   $   2,186     $  1,011
 Accrued payroll and related expenses  ...............       5,241        2,657
 Accrued commissions..................................       3,414        2,742
 Other accrued liabilities............................       7,593        3,728
 Current portion of capital lease obligations.........         468          347
 Current portion of long-term debt....................       2,731        2,622
 Deferred revenue.....................................      28,312       13,158
                                                         ---------     --------
  Total current liabilities...........................      49,945       26,265
 Other long-term liabilities..........................         115          124
 Capital lease obligations, less current portion......         446          577
 Long-term debt, less current portion.................         823        2,936
                                                         ---------     --------
  Total liabilities...................................      51,329       29,902
                                                         ---------     --------

Stockholders' equity (deficit):
 Convertible preferred stock..........................          --          161
 Common stock.........................................          26            3
 Additional paid-in capital...........................     154,838       96,758
 Deferred stock-based compensation....................      (2,919)      (2,540)
 Accumulated deficit..................................    (125,038)     (95,107)
                                                         ---------     --------
  Total stockholders' equity (deficit)................      26,907         (725)
                                                         ---------     --------
  Total liabilities and stockholders' equity
   (deficit)..........................................   $  78,236     $ 29,177
                                                         =========     ========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                               Three months ended              Nine months ended
                                                                 September 30,                   September 30,
                                                                 -------------                   -------------
                                                             2000              1999           2000              1999
                                                           -------            -------        --------         --------
Revenue:
  Software license.....................................    $ 6,552            $ 2,270        $ 14,766         $  5,688
  Service, maintenance and other.......................      8,503              3,012          19,366            7,384
                                                           -------            -------        --------         --------
   Total revenue.......................................     15,055              5,282          34,132           13,082
                                                           -------            -------        --------         --------
Cost of revenue:
  Software license and royalties.......................        272                562             597            1,001
  Service, maintenance and other (1)...................      6,879              2,698          17,123            6,897
                                                           -------            -------        --------         --------
   Total cost of revenue...............................      7,151              3,260          17,720            7,898
                                                           -------            -------        --------         --------

     Gross profit  ....................................      7,904              2,022          16,412            5,184
                                                           -------            -------        --------         --------
Operating expenses:
  Research and development (2).........................      4,423              3,548          12,312            9,901
  Sales and marketing (3)..............................      7,976              5,439          22,606           15,189
  General and administrative (4).......................      3,369              1,641           8,458            3,985
  Amortization of deferred stock-based
   compensation........................................        633                823           2,193            1,745
                                                           -------            -------        --------         --------
   Total operating expenses............................     16,401             11,451          45,569           30,820
                                                           -------            -------        --------         --------

     Operating loss....................................     (8,497)            (9,429)        (29,157)         (25,636)
Other income (expense), net............................        638               (370)           (774)            (858)
                                                           -------            -------        --------         --------
     Net loss..........................................    $(7,859)           $(9,799)       $(29,931)        $(26,494)
                                                           =======            =======        ========         ========

Net loss per share:
  Basic and diluted....................................    $ (0.30)           $ (3.40)       $  (2.26)        $  (9.93)
  Weighted average shares used in computation..........     25,849              2,883          13,266            2,668


(1) Excludes stock-based compensation of $100 and $65 for the three months ended September 30, 2000 and 1999, and $306 and $242 for the nine-months ended September 30, 2000 and 1999.
(2) Excludes stock-based compensation of $128 and $123 for the three months ended September 30, 2000 and 1999, and $495 and $46 for the nine-months ended September 30, 2000 and 1999.
(3) Excludes stock-based compensation of $240 and $322 for the three months ended September 30, 2000 and 1999, and $1,061 and $1,026 for the nine-months ended September 30, 2000 and 1999.
(4) Excludes stock-based compensation of $165 and $313 for the three months ended September 30, 2000 and 1999, and $331 and $431 for the nine-months ended September 30, 2000 and 1999.



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Nine months ended
                                                              September 30,
                                                         ---------------------
                                                           2000         1999
                                                         --------     --------

Cash flows from operating activities:
 Net loss..............................................  $(29,931)    $(26,494)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation........................................     2,237        1,696
   Amortization of warrants for financing
     commitment........................................     1,406           --
   Amortization of deferred stock-based
     compensation......................................     2,193        1,745
   Changes in operating assets and liabilities:
     Accounts receivable...............................   (10,077)      (1,223)
     Prepaid and other current assets..................    (1,141)        (294)
     Other assets......................................    (1,351)          50
     Accounts payable..................................     1,175        1,611
     Accrued payroll and related expenses..............     2,584          540
     Accrued commissions...............................       672         (736)
     Other accrued liabilities.........................     3,865          939
     Deferred revenue..................................    15,154        2,342
     Other long-term liabilities.......................        (9)          25
                                                         --------     --------
      Net cash used in operating activities............   (13,223)     (19,799)
                                                         --------     --------

Cash flows from investing activities:
 Purchases of property and equipment...................    (2,988)        (579)
                                                         --------     --------
      Net cash used in investing activities............    (2,988)        (579)
                                                         --------     --------

Cash flows from financing activities:
 Proceeds from convertible notes payable to
  stockholder..........................................        --        2,000
 Proceeds from long-term debt..........................        --        5,000
 Repayments of capital lease obligation and long-
  term debt............................................    (2,440)      (2,891)
 Proceeds from issuance of common stock, net...........    53,964          462
 Proceeds from issuance of preferred stock, net........        --       12,254
 Repurchase of restricted stock........................        --          (28)
                                                         --------     --------
      Net cash provided by financing activities........    51,524       16,797
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents...    35,313       (3,581)
Cash and cash equivalents at beginning of period.......    12,506        5,415
                                                         --------     --------
Cash and cash equivalents at end of period.............  $ 47,819     $  1,834
                                                         ========     ========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated condensed statements of operations, statements of cash flows for the nine months ended September 30, 2000 and 1999, and balance sheets at September 30, 2000 and December 31, 1999 have been prepared by CrossWorlds Software, Inc. ("the Company") on the same basis as the audited consolidated financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods presented. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Registration Statement on Form S-1 declared effective on June 1, 2000 by the Securities and Exchange Commission (File No. 333-96055). The results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of results for the entire fiscal year.

(2)  Revenue Recognition

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." The Company's software arrangements typically involve significant production, customization, or modification of the software, or services that are essential to the functionality of the software and, as a result, software license revenue for the entire arrangement is generally recognized using the percentage-of-completion method. Progress toward completion is measured by achieving certain standard and objectively verifiable milestones present in each project. These milestones typically require customer acceptance of a deliverable. In certain instances, the Company may recognize software license revenue upon delivery when persuasive evidence of an arrangement exists, the fee is fixed and determinable, acceptance is certain, collection is probable, and the arrangement does not involve significant production, customization, or modification of the software or services that are essential to the functionality of the software. In the event costs to complete a contract are expected to exceed anticipated revenue, a loss is accrued. In certain circumstances where the Company is unable to estimate the amount of effort required to customize or implement the software license, revenue is recognized using the completed-contract method. To date, no amounts have been recognized under the completed contract method. Consulting and service revenue is recognized as the services are performed. Maintenance revenue from customer support and product upgrades, including maintenance bundled with original software licenses, are deferred and recognized ratably over the term of the maintenance agreement, typically twelve months. When the Company enters into software arrangements with resellers, the Company does not recognize revenue until the reseller demonstrates it has entered into an arrangement with an end user that satisfies the Company's revenue recognition criteria. When the Company's services are essential to the end user implementation of the software sold by the reseller, the software license revenue for the arrangement is recognized using the percentage-of-completion method.

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

     Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

                                                      Three months ended                        Nine months ended
                                                         September 30,                            September 30,
                                                         ------------                             ------------
                                                      2000           1999                      2000             1999
                                                   ---------       ---------                ---------        ---------
                                                        (In thousands)                            (In thousands)
Stock options and warrants....................       5,592            1,291                   4,507             1,211
Common stock subject to repurchase............          86              264                      86               264


  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                          Three months ended                         Nine months ended
                                                             September 30,                             September 30,
                                                             -------------                             -------------
                                                         2000           1999                    2000                1999
                                                       -------        --------                --------            --------
                                                       (In thousands except                       (In thousands except
                                                         per share amounts)                         per share amounts)
Net loss...........................................    $(7,859)       $(9,799)                $(29,931)            $(26,494)

Weighted average shares of common stock
 outstanding.......................................     25,935          3,147                   13,352                2,932
Less:  weighted average common shares
 subject to repurchase.............................        (86)          (264)                     (86)                (264)
                                                       -------        -------                 --------             --------
Weighted average shares used in computing
 basic and diluted net loss per common share.......     25,849          2,883                   13,266                2,668

Basic and diluted net loss per share...............    $ (0.30)       $ (3.40)                $  (2.26)            $  (9.93)


(4)  Initial Public Offering

     In June 2000, the Company completed its initial public offering ("IPO") of
4.6 million shares of its common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at $10.00 per share. The Company also completed a sale of 0.9 million shares of its common stock in private placements concurrent with the IPO at $9.30 per share. Upon the closing date of the IPO, all of the convertible preferred stock outstanding prior to the IPO was converted into approximately 16.5 million shares of common stock. The Company realized aggregate net proceeds from the IPO and private placements of approximately $49.7 million, after deducting IPO underwriting discounts and commissions of $2.8 million and offering expenses of approximately $1.9 million.

(5) Supplemental Cash Flow Information

                                                                         Nine months ended
                                                                           September 30,
                                                                           -------------
                                                                        2000          1999
                                                                      ------        ------
                                                                         (In thousands)
Cash paid during the period for interest.......................       $  552        $  614

Non-cash investing and financing activities:
 Issuance of preferred stock for conversion of
  convertible notes............................................           --         5,000
 Issuance of preferred stock warrants in connection
  with long-term debt..........................................           --           500
 Issuance of common stock warrants for financing
  commitment...................................................        1,406            --
 Equipment acquired through equipment lease
  facility.....................................................          301           993

(6) Recent Accounting Pronouncements

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff accounting bulletin, as amended, must be adopted no later than the Company's fourth quarter of fiscal 2000. Management does not believe the adoption of SAB 101 will have a material effect on the Company's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

     The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and the related notes that appear elsewhere in this document.

     The information in this report contains forward-looking statements that are based on management's current expectations. These forward-looking statements are subject to business and economic risks and uncertainties. Statements and information contained herein concerning markets for CrossWorlds' products and trends in financial results, and all other statements that include the word "may," "will," "should," "believe," "anticipate," "intend," "estimate," "expect," "project," "plan," "predict," "potential," "continue," "strategy" and similar expressions are intended to identify forward-looking statements, CrossWorlds' actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors and the risks to our business set forth elsewhere herein. Additional potential risks and uncertainties include, without limitation, those mentioned in CrossWorlds' prospectus dated June 1, 2000 under the heading "Risk Factors."


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

Revenue mix

     As a result of our revenue recognition policy, which generally requires us to defer and recognize license revenue over the software customization or implementation period, the mix of license, service and other revenue for the current quarter does not necessarily reflect the mix in sales activities for the current quarter. For example, revenues recognized during the quarter ended September 30, 2000 generally resulted from sales made during the first and second quarters of fiscal 2000.

Results of Operations

     The following table sets forth the results of operations for the three months and nine months ended September 30, 2000 and 1999 expressed as a percentage of total revenue.


                                                       Three months              Nine months
                                                       ------------              -----------
                                                     ended September 30,       ended September 30,
                                                     ------------------        ------------------
                                                     2000         1999         2000         1999
                                                     ----         ----         ----         ----
Revenue:
  Software license..............................     43.5%        43.0%        43.3%        43.6%
  Service, maintenance and other................     56.5         57.0         56.7         56.4
                                                   ------      -------       ------      -------
  Total revenue.................................    100.0        100.0        100.0        100.0
                                                   ------      -------       ------      -------
Cost of revenue:
  Software license and royalties................      1.8         10.6          1.7          7.7
  Service, maintenance and other................     45.7         51.1         50.2         52.7
                                                   ------      -------       ------      -------
  Total cost of revenue.........................     47.5         61.7         51.9         60.4
                                                   ------      -------       ------      -------
     Gross margin...............................     52.5         38.3         48.1         39.6
                                                   ------      -------       ------      -------
Operating expenses:
  Research and development......................     29.4         67.2         36.1         75.7
  Sales and marketing...........................     53.0        103.0         66.2        116.1
  General and administrative....................     22.3         31.0         24.8         30.5
  Amortization of deferred stock-based
    compensation................................      4.2         15.6          6.4         13.3
                                                   ------      -------       ------      -------
  Total operating expenses......................    108.9        216.8        133.5        235.6
                                                   ------      -------       ------      -------
     Operating loss.............................    (56.4)      (178.5)       (85.4)      (196.0)
Other income (expense), net.....................      4.2         (7.0)        (2.3)        (6.5)
                                                   ------      -------       ------      -------
     Net loss...................................    (52.2)%     (185.5)%      (87.7)%     (202.5)%
                                                   ======      =======       ======      =======


     Software license revenue. Total license revenue for the third quarter ended September 30, 2000 was $6.6 million, an increase of 189% over the same period in fiscal 1999. For the nine months ended September 30, 2000, license revenue was $14.8 million, an increase of 159% over the same period in fiscal 1999. The increase in license revenue was a result of increased acceptance of our expanded product offering in the marketplace, a greater number of licenses sold and a larger average transaction size.

     Service, maintenance and other revenue. Service, maintenance and other revenue for the third quarter ended September 30, 2000 was $8.5 million, an increase of 182% over the same period in fiscal 1999. For the nine months ended September 30, 2000, service, maintenance and other revenue was $19.4 million, an increase of 162% compared to the corresponding period in fiscal 1999. These increases were due to the increase in consulting, training and maintenance fees associated with the increased number of licenses sold, the increased average transaction size and a larger installed license base.

     Cost of software license revenue and royalties. Cost of software license and royalties revenue for the three months ended September 30, 2000 was $0.3 million and 1.8% of total revenue compared to $0.6 million and 10.6% of total revenue for the same period in fiscal 1999. For the nine months ended September 30, 2000, cost of software license and royalties revenue was $0.6 million and 1.7% of total revenue compared to $1.0 million and 7.7% of total revenue for the same period in fiscal 1999. The percentage decrease year over year was a result of replacing technology licensed by CrossWorlds with our own product in the fourth quarter of 1999.

     Cost of service, maintenance and other revenue. Cost of service, maintenance and other revenue was $6.9 million and 45.7% of total revenue for the third quarter of fiscal 2000 compared to $2.7 million and 51.1% of total revenue for the same period in fiscal 1999. For the nine months ended September 30, 2000, cost of services, maintenance and other revenue was $17.1 million and 50.2% of total revenue versus $6.9 million and 52.7% of total revenue for the corresponding period in fiscal 1999. The percentage decrease year over year was due to higher revenues resulting from higher utilization of the services personnel and rate increases for services and maintenance. We expect our cost of service, maintenance and other revenue to continue to increase in absolute dollars in future periods as a result of continuing efforts to add service personnel to meet increased customer demand.

     Research and development expenses. Research and development expenses were $4.4 million for the three months ended September 30, 2000, an increase of 25% over the same period in fiscal 1999. For the nine months ended September 30, 2000, research and development expenses were $12.3 million, an increase of 24% compared to the corresponding period in fiscal 1999. The increases were primarily due to an increase in personnel costs associated with new product initiatives. Research and development personnel costs, excluding amortization of deferred stock-based compensation, were $2.8 million for the three months ended September 30, 2000 compared to $2.3 million for the corresponding period in fiscal 1999. For the nine months ended September 30, 2000, research and development personnel costs, excluding amortization of deferred stock-based compensation, were $8.0 million compared to $6.6 million for the same period in fiscal 1999. Research and development expenses as a percentage of total revenue for the third quarter in fiscal 2000 were 29.4% compared to 67.2% for the same period in fiscal 1999. For the nine months ended September 30, 2000, research and development expenses as a percentage of total revenue were 36.1% compared to 75.7% for the same period in fiscal 1999. The decrease as a percentage of total revenues was due to growth in our total revenues. We expect our research and development expenses to continue to increase in absolute dollars in future periods.

     Sales and marketing expenses. Sales and marketing expenses for the third quarter of fiscal 2000 were $8.0 million, an increase of 47% over the same period in fiscal 1999. For the nine months ended September 30, 2000, sales and marketing expenses were $22.6 million, a 49% increase compared to the same period in fiscal 1999. The increases were primarily the result of higher sales commissions and bonuses associated with higher sales volume. Sales commissions and bonuses for the three months ended September 30, 2000 were $2.4 million, compared to $0.7 million during the same period in fiscal 1999. For the nine months ended September 30, 2000, sales commissions and bonuses were $7.7 million compared to $2.3 million for the same period in fiscal 1999. Sales and marketing expenses as a percentage of total revenue were 53.0% in the three months ended September 30, 2000 compared to 103.0% compared to the same period in fiscal 1999. For the nine months ended September 30, 2000, sales and marketing expenses as a percentage of total revenue were 66.2% versus 116.1% for the same period in fiscal 1999. The decline in sales and marketing expenses as a percentage of total revenue was the result of growth in total revenue. We expect to continue hiring additional sales personnel and to increase promotion and other marketing expenditures in the future. As a result, we expect that sales and marketing expenses will increase in absolute dollars in future periods.

     General and administrative expenses. General and administrative expenses for the third quarter of fiscal 2000 were $3.4 million, an increase of 105% over the same period in fiscal 1999. For the nine months ended September 30, 2000, general and administrative expenses were $8.5 million, an increase of 112% over the same period in fiscal 1999. The increases were primarily a result of increased personnel costs necessary to manage and support our growth, increased costs associated with operating as a public company, and increased bad debt expense. General and administrative personnel costs, excluding amortization of deferred stock-based compensation, were $1.3 million for the third quarter of fiscal 2000 compared to $0.7 million for the same period in fiscal 1999. Bad debt expense increased $0.6 million in the third quarter of fiscal 2000 compared to the same period in fiscal 1999. For the nine months ended September 30, 2000, general and administrative personnel costs, excluding amortization of deferred stock-based compensation, were $3.7 million for the nine months ended September 30, 2000 compared to $1.6 million for the same period in fiscal 1999. Bad debt expense increased $0.4 million for the nine months ended September 30, 2000 versus the same period in fiscal year 1999. General and administrative expenses as a percentage of total revenue were 22.3% in the three months ended September 30, 2000 versus 31.0% for the same period in fiscal 1999. For the nine months ended September 30, 2000, general and administrative expenses as a percentage of total revenue were 24.8% compared to 30.5% during the same period in fiscal 1999. The decline in general and administrative expenses as a percentage of total revenue was the result of growth in total revenue. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as a result of the expansion of our operations and the expenses associated with operating as a public company.

     Amortization of deferred stock-based compensation. Deferred stock-based compensation for the third quarter of fiscal 2000 was $0.6 million, a decrease of 23% over the same period in fiscal 1999. For the nine months ended September 30, 2000, deferred stock-based compensation was $2.2 million, an increase of 26% compared to the same period in fiscal 1999. Both decrease and increase of this expense over the respective time periods reflect the timing of employee terminations and stock option grants during the periods, which are amortized on a straight-line basis over the vesting periods of the applicable options.

     Other income (expense), net. Other income for the third quarter ended September 30, 2000 was $0.6 million compared to other expense of $0.4 million during the same period in fiscal 1999. For the nine months ended September 30, 2000, other expense was $0.8 million, a decrease of 10% over the same period in fiscal 1999. The increase in other income and decrease in other expense during the respective time periods were primarily due to interest income from cash proceeds related to the initial public offering. Interest income was $0.8 million during the third quarter in fiscal 2000 compared to $31,000 for the same period in fiscal 1999. Interest income was $1.1 million for the nine months ended September 30, 2000 compared to $0.2 million in the corresponding period in fiscal 1999.

     Provision for income taxes. We incurred net operating losses in the three and nine months ended September 30, 2000 and 1999 and consequently paid no federal, state and foreign income taxes in any of these periods.

Liquidity and Capital Resources

     In June 2000, we completed an initial public offering ("IPO") of 4.6 million shares of our common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at a price of $10.00 per share. The Company also completed a sale of 0.9 million shares of its common stock in private placements concurrent with the IPO at $9.30 per share. The aggregate net proceeds realized from the IPO and private placements were approximately $49.7 million. Prior to the IPO, we had financed our operations through private sales of preferred equity securities, totaling $85.7 million and commercial bank loans and equipment leases. As of September 30, 2000, we had $47.8 million in cash and cash equivalents and $21.8 million in working capital.

     Net cash used in operating activities was $13.2 million for the nine months ended September 30, 2000 and $19.8 million for the same period in fiscal 1999. Compared with the same period a year ago, net cash flows primarily reflect an increase in accounts receivable offset by a larger increase in deferred revenue.

     Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2000 and $0.6 million for the corresponding period in fiscal 1999. Investing activities in each period reflect the purchases of capital equipment. In April 1999, we began leasing equipment through a $1.5 million master lease agreement with a lender. As of September 30, 2000, we have used $0.9 million of this lease line.

     Net cash provided by financing activities of $51.5 million for the nine months ended September 30, 2000 was primarily from the net proceeds of our initial public offering, offset by the repayments of subordinated debt and equipment loans. For the nine months ended September 30, 1999, net cash provided by financing activities of $16.8 million was primarily from the issuance of preferred stock and the issuance of subordinated debt, partially offset by repayments of credit facilities.

     As of September 30, 2000, outstanding borrowings were $4.5 million, which are payable through 2003. We have a revolving line of credit that provides for borrowing of up to $10.0 million based on 65% of eligible accounts receivable. Borrowings under this line of credit accrue interest that is payable monthly at 0.5% above prime rate. As of September 30, 2000, we had no borrowings against this line of credit. Borrowings are secured by all of our assets, and we have agreements that require us to comply with financial covenants. As of September 30, 2000, we were in compliance with these financial covenants.

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

     A portion of our cash may be used to acquire or invest in complementary businesses, products, or technologies. We have no current plans, agreements or commitments of this nature, and we are not currently engaged in any negotiations involving a transaction of this nature.

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

     Our sales cycle varies typically from two to nine months because:

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

     Additionally, we have experienced, and expect to continue to experience, seasonality in software and service orders. Historically, we have experienced the highest demand for our products in the fourth quarter and the lowest demand in the third quarter. We believe this seasonality is a result, in part, of year-end pressures influencing our customer's buying patterns, our direct sales force's efforts to meet or exceed year-end sales quotas, and the summer vacation schedules of our customers and sales force. Both our sales cycle and seasonality cause unpredictable fluctuations in our revenue, which could adversely affect our quarterly operating results.

BECAUSE A SUBSTANTIAL MAJORITY OF OUR REVENUE HAS BEEN DERIVED FROM A SMALL NUMBER OF SELECTED INDUSTRIES, A DECLINE IN DEMAND FOR OUR SOFTWARE IN THESE INDUSTRIES COULD HURT OUR OPERATIONS.

     We derive a large majority of our revenue to date from sales of our software and related services to customers in the telecommunications industry and the manufacturing industry. Any significant decline in the demand for, and market acceptance of, our software in these industries, or any failure to increase our sales to industries other than telecommunications and manufacturing, could hurt the results of our operations. We expect that sales of our software and related services to customers in the telecommunications and manufacturing industries will continue to account for a majority of our revenue.

WE DERIVE OUR REVENUE FROM A SMALL NUMBER OF CUSTOMERS, AND OUR REVENUE COULD DECLINE OR FAIL TO GROW IF WE LOSE A MAJOR CUSTOMER.

     We have generated a substantial portion of our revenue from a limited number of customers. We expect that a small number of customers will continue to account for a substantial portion of our revenue. Many of our current customers will continue to provide a substantial portion of our revenue through additional license, implementation services and maintenance fees. The loss of a small number of customers, or a failure to increase our customer base, could have a material adverse effect on our revenue.

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

     To date, we have faced competition from:

     .  internal information technology departments of potential customers,

     . systems integrators and other information technology service providers and

     . software vendors targeting one or more segments of our market including Vitria Technology, Inc., webMethods, Inc., SEEBEYOND Technology Corporation, NEON Software, Inc. and TIBCO Software, Inc.

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

     If we fail to retain and sufficiently expand our direct sales force, or our consulting, business development, marketing, customer support and technical staffs, we may not be able to increase revenue or achieve increased market acceptance of our products. To date, we have sold our products primarily through our direct sales force and have supported our customers through our consulting and customer support staff. Our technical personnel develop and maintain our new products and product enhancements. We believe that attracting and retaining these personnel is particularly difficult for us because:

     .  the market for e-business infrastructure software is still emerging,

     .  market acceptance of our products has not yet been achieved,

     .  the sales cycles for our products are lengthy,

     . we must constantly produce new products and product enhancements to compete and

     . high demand for qualified technical personnel in the San Francisco metropolitan area.


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

     We have committed and expect to commit additional significant resources to the opening of international offices and the expansion of international sales and support channels in advance of revenue. We expect to incur expenses for localizing our software for foreign markets. If our international expansion strategy does not generate sufficient revenue to offset these expenditures, our operating losses may increase. Revenues from international sales represented 41% of total revenue for the three months ended September 30, 2000 and 37% of total revenue for the nine months ended September 30, 2000.


OUR MANAGEMENT TEAM HAS LIMITED PRIOR EXPERIENCE TOGETHER AND MAY NOT EFFECTIVELY MANAGE OUR OPERATIONS.

     Two of our five current executive officers, our senior vice president global services and senior vice president global sales and marketing, joined us within the last twelve months. They have limited prior experience working together and may not be effective working together. Management ineffectiveness may disrupt our entire business operation, distract our employees and impair our ability to execute our strategy.

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

     .  frequent new product introductions and enhancements,

     .  uncertain product life cycles,

     .  changing customer requirements and

     . evolving industry standards including Extensible Markup Language, or XML, and Secure Sockets Layer, or SSL.

The introduction of products embodying new technologies and the emergence of new industry standards could quickly make our existing products obsolete and unmarketable, which could harm our revenue. Our future success depends upon our ability to develop and introduce a variety of new products and product enhancements, in a timely fashion and at our planned release dates, to address the increasingly sophisticated needs of our customers.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. Our risk management strategy uses forward contracts to hedge certain foreign currency exposures. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into derivatives for trading purposes. We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and underlying exposures described above. As of September 30, 2000, these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use Of Proceeds.

     In June 2000, the Company completed its initial public offering ("IPO") of
4.6 million shares of its common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at a $10.00 per share pursuant to a Registration Statement on Form S-1 declared effective on June 1, 2000 by the Securities and Exchange Commission (File No. 333-96055). The Company also completed a sale of 0.9 million shares of its common stock in private placements concurrent with the IPO at $9.30 per share. The Company realized aggregate net proceeds from the IPO and private placements of approximately $49.7 million. The net proceeds from our IPO are being used for working capital, general corporate purposes, sales and marketing efforts, additional research and development, and capital expenditures made in the ordinary course of business. In addition, the Company may use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. The Company has no current plans, agreements or commitments of this nature, and is not currently engaged in any negotiations involving a transaction of this nature. Pending these uses, the Company intends to invest the net proceeds in short-term, interest-bearing, investment-grade securities.


Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission Of Matters to a Vote Of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

     10.13 Amendment No. 1 to MQ SERIES Version 5 - Restricted Licenses Exhibit dated August 18, 2000
     10.16 Amendment, dated September 18, 2000 and effective as of June 30, 2000, to the Loan and Security Agreement between Silicon Valley Bank and the Company
     27.1   Financial Data Schedule

     (b)  Reports on Form 8-K:

     None.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Burlingame, state of California on November 7, 2000.


                            CROSSWORLDS SOFTWARE, INC.
                            (Registrant)


                            By:          /s/ MARK R. KENT
                               ----------------------------------------

                                            Mark R. Kent
                               Chief Financial Officer (Principal Financial and
                                            Accounting Officer)