Form 10-K
period 2000-12-31
CROSSWORLDS SOFTWARE INC
filed 2001-03-23
CIK 1037834

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
        For the transition period from                to

                       Commission file number 000-29799

                          CROSSWORLDS SOFTWARE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                               ----------------

                                    577 Airport Boulevard, Suite
            Delaware                             800                         94-3240149
 (State or Other Jurisdiction of        Burlingame, CA 94010              (I.R.S. Employer
 Incorporation or Organization)            (650) 685-9000               Identification Number)

  (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 par value
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of February 28, 2001, there were 26,531,774 shares of CrossWorlds' Common Stock, par value $0.001, outstanding. The aggregate market value of the Common Stock held by non-affiliates was $65,558,768. The aggregate market value was based on the average of the opening and closing prices for the Common Stock on The Nasdaq National Market on February 28, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:

   The registrant intends to file a Proxy Statement for its 2000 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Forward-Looking Statements

   This Annual Report on Form 10-K, including "Factors That Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934. These forward-looking statements are subject to business and economic risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CrossWorlds Software, Inc. and its consolidated subsidiaries ("CrossWorlds" or the "Company") to differ materially from those expressed or implied by such forward-looking statements. Statements and information contained herein concerning markets for CrossWorlds' products and trends in financial results, and all other statements that include the word "may," "will," "should," "believe," "anticipate," "intend," "estimate," "expect," "project," "plan," "predict," "potential," "continue," "strategy," and other similar expressions constitute forward-looking statements. CrossWorlds' actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors and the risks to our business set forth elsewhere herein and our other Securities Exchange Commission filings. We undertake no obligations to revise or update publicly any forward-looking statements for any reason.

                                    PART I

ITEM 1. Business.

Overview

   CrossWorlds provides business integration software to extend and unite a company's evolving business processes. Our products help companies streamline and improve internal operations and trading relationships through a cohesive business process management approach. With a patented, unified architecture for integrating processes within the enterprise and across the Internet to trading partners, our products reduce information technology costs, increase productivity and improve responsiveness to customer demands.

   Our business integration solution is comprised of pre-built solutions, including process integration modules and connectivity to packaged and legacy applications, business objects to support common business processes, and a robust toolset for integrating to custom and legacy systems. Our solution also allows customers to extend and customize business processes. These CrossWorlds products are built on modular integration architecture to support a broad range of enterprise and e-business integration requirements, including scalability, reliability, security and manageability.

   We sell and market our products primarily through our direct sales force. We target Global 2000 companies in selected industries, including manufacturing (industrial, high technology, aerospace/defense, process), financial services/insurance and telecommunications. Additionally, we utilize our relationships with global systems integrators and software providers to support the sales and implementation of our products in these and other markets. Our customers include companies such as Caterpillar, Dow Chemical Company, DuPont, Ingersoll-Rand, Nortel Networks, Norwich Union, Sony, Telekom Austria, Telecom Mobile Limited (New Zealand Telecom), and Whirlpool Corporation.

The Business Integration Market

   CrossWorlds sits at the nexus of two integration software and services markets, typically referred to as Enterprise Application Integration ("EAI") and Business-to-Business Integration ("B2Bi"). EAI is usually defined as software that allows a company's internal enterprise applications to operate together. EAI vendors offer a range of products from low-level transport technology and integration-specific software tools to product-based integration solutions.

   B2Bi software permits a company to automate its interactions with suppliers and customers over the Internet. These relationships are based on standards such as Electronic Data Interchange, or EDI, Extensible

Mark-up Language, or XML, and variants such as RosettaNet and Chemical Industry Data Exchange or CIDX standards. B2Bi solutions range in type from internally custom built to packaged products to outsourced custom solutions.

   CrossWorlds has been recognized as one of the pioneers in the EAI industry since our founding in 1996. We have been granted a patent for our technical innovations in creating a modular integration architecture and have several more patents pending. As of 1999, we extended this expertise to B2Bi. Today our solution spans both these markets, allowing a company to automate business processes inside and outside the company's firewall.

The CrossWorlds Solution

   Our business integration software is based on a modular architecture that meets the requirements of large enterprises and combines standard Internet technologies with proprietary innovations. Our pre-built solutions consist of connectivity solutions for leading applications, and business process integration modules called Collaborations that extend common business processes across systems. We offer a set of tools that customers can use to build integration solutions, or to extend and customize our pre-built components.

Business Benefits

   CrossWorlds' products and integration architecture provide an advantage to our customers because of our focus on business process automation across the enterprise and across trading partners, distributors, suppliers and customers. The CrossWorlds' Common Object Model and modular architecture allows customers to isolate their business processes from their applications, which gives them the flexibility to add, upgrade, or replace applications in their information technology environment without redefining all of their process interfaces. This equates to two major benefits for CrossWorlds' customers:

  . by reusing integration products and processes, customers gain the ability to respond quickly to new market initiatives, such as e-business initiatives or company mergers, thereby achieving a competitive advantage; and

  . cost of maintenance is lower because CrossWorlds' customers need to support and maintain fewer interfaces than companies who implement messaging-based integration solutions or point-to-point integration.

   To accelerate integration implementation, customers use CrossWorlds' pre-built Collaborations, Common Object Model, and Connectors, transformation, connectivity and process tools, and our repository of sample components and templates. These allow customers to gain time-to-market advantage over companies that have chosen integration solutions with fewer pre-built components, a messaging approach, or a less comprehensive toolset.

   Our e-business support and trading partner management capabilities support tightly and loosely coupled trading relationships. These capabilities provide the backbone for online marketplaces, application service providers, customer supply chains and inter-divisional business processes. With CrossWorlds' open architecture, customers have the flexibility to conduct business with partners using any common Internet data and messaging standard, which allows them to quickly link up to partners and trading communities using their preferred trading standard.

Products and Technology

Collaborations and the Common Object Model

   CrossWorlds addresses the challenge of how to reduce integration time and cost by providing pre-built solutions for business process automation. Application-independent Collaborations, or business process modules, graphically define end-to-end processes and encapsulate business rules and underlying code for common business processes. CrossWorlds has over sixty Collaborations, supporting many common processes required for enterprise and e-business functions. CrossWorlds Collaborations leverage our Common Object Model, a superset of data models employed by the most widely deployed packaged enterprise applications. We believe that the use of our Common Object Model for business process integration significantly reduces initial and ongoing maintenance costs.

   Examples of Collaborations include: Sales Order Processing, Service and Support, Inventory Management, Financial Transactions, Supply Planning and Demand Planning.

   In addition, CrossWorlds offers pre-defined repositories for industry standards as part of the Common Object Model, application-specific business objects, sample maps and many other products designed to speed implementation. Sophisticated relationship and cross-referencing modules provide packaged functionality where other vendor solutions may require custom coding. Pre-built solutions enable faster implementation of integration solutions and greatly reduce the risks associated with complex integration requirements.

Technology and Application Connectors

   CrossWorlds offers an extensive list of application and technology Connectors, offering pre-built connectivity to the most common systems within and beyond an enterprise. Our Connectors help companies exploit their existing packaged, legacy and custom applications by offering non-intrusive connectivity in addition to deep business event-level, two-way connectivity. CrossWorlds Connectors also provide extensive functionality and communication, including event detection, full support for applications' programming interfaces or APIs wherever possible, and asynchronous and synchronous messaging and transaction support.

Development Toolset

   CrossWorlds provides a full set of intuitive, visual and easy-to-use tools for system management, application connectivity and business process modeling. Many vendors in the integration marketplace only provide proprietary programming languages or modeling tools while CrossWorlds tools have a graphical interface, enabling users to easily visualize cross-application business processes and automatically generate the required code.

   The toolset includes business process tools such as CrossWorlds Process Designer, used to create business objects, design business process flows and automatically generate java code and CrossWorlds Relationship Designer for maintaining cross references between data residing in disparate applications.

   Other tools include powerful mapping and transformation using CrossWorlds Map Designer and a uniform framework for easily modifying and enhancing existing Connectors or building custom Connectors.

Infrastructure and System Management

   CrossWorlds InterChange Server provides the "nuts and bolts" functionality often referred to as "middleware": transport, messaging, data transformation and other services that underlie business process automation. Our InterChange Server offers customers one centralized, common view of enterprise-wide data. In addition, it satisfies mission-critical requirements for enterprise scalability, reliability, load-balancing and performance through a distributed environment.

   System management capabilities are another critical requirement for business integration solutions. CrossWorlds System Manager addresses this with a visual interface for monitoring, controlling and analyzing as well as configuring CrossWorlds components.

   Finally, the CrossWorlds solution includes Trading Partner Interchange. CrossWorlds Trading Partner InterChange is an open e-business solution that allows customers to manage tightly and "loosely coupled" trading relationships. Trading Partner InterChange includes partner management tools, out-of-the-box support for a wide variety of data standards, protocols and document-level security.

The CrossWorlds Exchange

   The CrossWorlds Exchange is a secure Internet-based resource that provides CrossWorlds' customers and partners with an expanded breadth of integration solutions, development tools, information and methodologies. Through the CrossWorlds Exchange, customers and partners can download products for CrossWorlds' open architecture, they can access tools and they can benefit from a best-practices information exchange, all designed to speed and streamline product implementations, expand the content available on the CrossWorlds platform, and enhance customers' overall CrossWorlds solution.

   The CrossWorlds Exchange was launched in April 2000 and now has over 800 users leveraging and participating in the Exchange. The CrossWorlds Exchange serves as a product and services differentiator in the market today by providing a premium level of service and enablement to customers and partners. CrossWorlds continues to expand the knowledge, products and features delivered through the Exchange to customers, partners and CrossWorlds employees.

Strategy

   Our objective is to establish and maintain a leadership position in the business integration software market by focusing on our core competencies. We plan to continue investing in new innovations to expand our business integration software, and we plan to aggressively partner with complementary technology partners to enhance our comprehensive integration solution.

   To accelerate the growth of our company, we intend to:

Expand Business Process Automation and Application Integration Solutions

   We believe that the breadth and depth of our business process automation and application integration solutions and capabilities are a primary competitive differentiator in our target markets. Within a single architecture, our solution addresses a broad range of integration requirements faced by global enterprises. We plan to expand our set of pre-built business process integration modules to support additional customer requirements. We plan to build connectivity to additional packaged applications and technology environments.

Provide Comprehensive e-Business Integration Solutions

   As enterprises increasingly conduct business over the Internet, they face a growing number of integration challenges. In response, we intend to continue enhancing our current e-business integration support by expanding our offering of Internet-based Collaborations and by building connectivity solutions for additional e-business applications, including those used for Internet-based procurement and order management. We also intend to continue enhancing our support for tightly and loosely coupled e-business models through support for additional security and Internet standards as they emerge.

Maintain and Extend Technology Leadership

   Our Java-based, open architecture uses industry-leading messaging middleware and proprietary innovations, providing an extensible, high-performance e-business infrastructure. As new technologies evolve, we intend to continue to improve our core architecture to ensure that our solutions meet the demanding requirements of large enterprises. We have been granted a patent on key elements of our technology and have additional patents pending on other portions of our architecture.

Penetrate Selected Industries

   We plan to further focus our resources on three vertical markets: manufacturing (covering industrial/heavy equipment, high-technology, aerospace and defense, and process), financial services (includes insurance and banking) and telecommunications. These three markets cover over three-quarters of our customer base and represent the highest overall market opportunities. In addition, the architecture of our integration solution and our pre-built solutions are best suited to the requirements of these industries. To that end, our research and development efforts are currently focused on these markets.

Promote Broad Acceptance of the CrossWorlds Solution

   We are planning initiatives to promote broader acceptance of the CrossWorlds Solution. One element of this plan is the CrossWorlds Exchange, an online resource containing a repository of integration components based on our open architecture. The CrossWorlds Exchange also provides access to methodologies and templates to facilitate product development and implementation by customers, systems integration and other third parties. Another element of this plan is to work with partners to expand distribution of our products into additional industries.

Expand Strategic Partnerships

   We intend to continue to develop and extend our strategic partnerships to promote adoption of our business integration solutions. We believe that these strategic partnerships provide us with a competitive advantage. Our partnerships with systems integrators, enterprise application and other technology vendors provide sales and marketing support and access to required technology and expertise. We expect that our systems integrator partners will increasingly provide the resources needed to implement our products and will include our solutions in their bundled service and product offerings.

Maintain Customer Satisfaction

   CrossWorlds emphasizes the value of delivering customer satisfaction throughout our organization, beginning with sales and extending through global services and support. This is reflected in strong satisfaction rankings recorded in our annual customer survey. For each of the past three years, we have measured, and we will continue to measure, the satisfaction level of each customer annually using a customer satisfaction research firm to help us identify, analyze and increase our services offerings to our customer base. In addition, we expect to continue expanding our services capabilities, as we believe that this element of our solution is crucial to assuring customer success and satisfaction in large, global customer implementations.

Customers and Markets

   We have licensed our software to over 90 customers. Many are large organizations in one of three industries: manufacturing, which includes industrial/heavy equipment, high technology, aerospace/defense and process industries (including chemicals, oil and gas, pharmaceuticals and consumer packaged goods); financial services/insurance; and telecommunications. Customers in other industries also have licensed our software as part of their entire middleware infrastructure as well as to support specific functional integration projects. For our three target industries we have developed industry initiatives to increase our market penetration, including:

  .  industry-specific product development,

  .  support for industry-specific applications and standards,

  .  dedicated sales and pre-sales teams, and

  .  focused marketing initiatives worldwide.

Partners

   Our strategic partnerships are driven by the need to develop a customer value proposition that is continually increasing for our existing and prospective customers. Simultaneously, our relationships must also demonstrate mutual value to both CrossWorlds and those partners. To reflect the importance of this area of our business, we have increased the resources dedicated to these alliances within the last twelve months.

Systems Integrators

   We have strategic relationships with the following global businesses and consulting organizations: Accenture, Deloitte Consulting, EDS, and PricewaterhouseCoopers. PricewaterhouseCoopers and EDS are also investors in CrossWorlds. In addition, we have a network of regional systems integrators in the United States, Germany, the United Kingdom and France. These firms have relationships with many decision makers within our customer and prospect companies and are often actively engaged in the integration software selection processes of those customers and prospects. Our ability to leverage the depth and breadth of those relationships enables us to shorten sales cycles and gives customers increased confidence in our ability to execute. For our systems integration partners, our solution brings simplicity and repeatability to solving complex integration problems, and therefore, significantly reduces risk and improves project repeatability and profitability. Additionally, our regional partners allow CrossWorlds products to be presented in a manner appropriate to the regions' needs. Finally, these relationships allow us to scale our execution capability. To date, CrossWorlds has trained over 500 partners in the implementation of our products.

Complementary Technology Partners

   We have relationships with the major hardware, database, applications and middleware software companies. These include: IBM Corporation, Microsoft Corporation, Sun Microsystems, Oracle Corporation, SAP, Siebel Systems Inc., Nortel Networks, PeopleSoft Inc., Metasolv Inc., i2 Technologies Inc., Commerce One Inc., Broadvision Inc., and Cyclone Commerce. CrossWorlds has a partnership with IBM Corporation's middleware software business that allows CrossWorlds to embed IBM middleware products, and has allowed IBM's middleware software business to resell our software to complement their offerings.

Sales

   We sell our software primarily through our direct sales organization. As of December 31, 2000, our direct sales force consisted of 43 sales professionals located in offices in North America and Europe. We have domestic offices located in California, Colorado, Connecticut, Georgia, Illinois, Maryland, Michigan, Minnesota, New Jersey, North Carolina and Washington. Our Canadian office is based in Toronto. Our European headquarters is based in Munich, Germany and we also have established subsidiaries and local offices in France and the United Kingdom. Technical sales support is provided by 25 pre-sales representatives located in the corporate and field offices. The field sales force is complemented by nine telesales staff based in our U.S. headquarters and two telesales and marketing staff based in our Munich office.

   We deploy sales teams, consisting of both sales and technical sales support professionals, to create industry-specific proposals, presentations and demonstrations that address the specific requirements of the customer. Our typical customer is a Global 2000 company in the high technology, industrial manufacturing, process manufacturing, financial services or telecommunications industry. The initial sales cycle varies significantly from customer to customer, and to date has ranged from one to nine months.

Marketing

   Our worldwide marketing efforts are directed at establishing a leadership position for our software in the business integration marketplace. Specific strategic initiatives are focused on building brand awareness and creating qualified leads and interest in our solution, in order to heighten demand and increase sales. We target our marketing efforts at senior level information technology executives (Chief Information Officers, Chief Technology Officers, Senior Vice President/Vice President of Information Technology and other senior executives within the Global 2000 companies). Our worldwide marketing plan include the following elements:

Corporate Communications

   We believe that our global brand identity continues to improve our sales effectiveness by providing access to executives at target accounts. It also contributes to our ability to attract new partners. To build brand awareness, we engage in a range of public relations activities, including industry and financial analyst relations, press releases, media relations and media tours.

Direct Marketing

   We have developed lead generation programs worldwide, including online and offline direct mail campaigns, seminar series and audio seminars, web-based seminars for product demos and vertical industries--all targeted at specific audiences and account profiles. We participate in selected trade shows and partner user group events with the goal of identifying prospective customers and to increasing our visibility within the integration space. These efforts are complemented by our own internal telesales organization, which provides support and follow-through for all lead generation activities.

Product Marketing

   CrossWorlds competitive position in the marketplace is maintained and advanced through the product marketing team, which provides continuous product research, development of new product programs, analysis of integration software product trends, future market indicators/fluctuations, and which drives product enhancements/expansion for use in specific vertical industries.

Joint Marketing

   We continue to plan and execute a wide variety of global marketing programs together with technology and systems integrator partners. These programs include trade shows and user groups, joint speaking engagements, seminars, executive panels, customer forums, public relations and advertising campaigns.

Customer Support, Client Services and Education Services

Customer Support

   We have implemented a customer support strategy to promote successful implementation and customer satisfaction. Our multi-tiered approach includes on-line support through the Internet, toll-free telephone technical support and on-site support from our client services team. Our Internet service programs provide links to selected CrossWorlds systems, including product documentation, technical notes and a frequently asked questions database. Customers can also check the status of their technical support requests over the Internet. A toll-free phone number provides customers with access to technical service professionals on a 24-hour a day, 7-days a week basis. Our staff also provides on-site support to resolve more complex issues, typically on a fee-for-service basis.

Client Services

   We maintain an internal client services implementation team with expertise at installing and configuring our products on-site. The client services team focuses on delivering quality service offerings and a robust methodology designed to assist our customers and system integration partners to successfully install and configure our products. These offerings range from full product implementations to assistance with specific aspects of a project such as system installations, design reviews, technical architecture reviews, performance testing, and quality assurance. The combination of a consistent approach, skilled consultants, and quality service offerings result in customers more quickly realizing the return on investment they expect from licensing CrossWorlds products.

Education Services

   CrossWorlds education services delivers product knowledge globally through a variety of mechanisms, including formal classes with expert instructors in open-enrollment sessions in Burlingame, California and Munich, Germany, and on-site at customer and partner facilities. We offer a range of training courses in the installation, configuration, customization and implementation of our products. Members of a customer's information technology and project implementation team attend these courses. We also train third-party implementation personnel (typically from system integrator partners) on the installation, customization and configuration methodology of our products. Training is available at our training facilities in Burlingame and Munich.

Research and Development

   We have made substantial investments in research and development. We also license technology from leading third-party providers and engage in cooperative development with systems integrator partners to reduce our own research and development expenditures. Through December 31, 2000, we have invested approximately $47.8 million in research and development.

   We believe that continued investment in research and development spending is vital to our success due to:

  . the complexity of developing a comprehensive integration solution for e-business and the enterprise,

  . the need to support an increasing number of packaged enterprise applications, particularly in our target vertical markets,

  .  the ongoing expansion of functionality in each of our product lines and

  . the increasing functional depth of our solutions for manufacturing, financial services and telecommunications.

   We focus our research and development efforts on the designing of collaboration modules and connectivity solutions, the supporting infrastructure and tools, quality assurance, and technical publications that support all facets of product usage. We are also engaged in the development of advanced technologies and the evaluation of emerging third-party products that can be utilized in future releases of our products.

   On December 31, 2000, there were 89 employees in our research and development organization. Approximately half of these employees are dedicated to developing collaboration modules and connectivity solutions. The rest of these employees are focused on infrastructure development, quality assurance, documentation and technical support.

   Our continued success in designing comprehensive business integration solutions also depends on input from our customer advisory board. This virtual group, made up of key customers from each vertical discipline, works closely with our research and development and product management teams to review and provide input to product plans and direction, and to participate in the joint development of products and/or beta programs.

Competition

   The market for our products is rapidly changing and intensely competitive as current competitors expand their product offerings. Our competitors include a number of software vendors targeting one or more segments of the business integration software market through various technological solutions. Most of the competitors offer components of a complete solution. Some competitors' solutions are focused on e-business and integration tools, with some process automation capabilities. These competitors include Mercator Software, Inc., SeeBeyond Technology Corporation, and webMethods, Inc. Meanwhile, some competitors such as Vitria Technology, Inc. focus on providing specific vertical integration solutions. And finally, some competitors' solutions are centered on messaging and data transport technologies, including IBM Corporation, TIBCO Software, Inc., and BEA Systems.

   Many of these competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition and a larger installed base of customers than we do. Many competitors have established relationships with current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we could.

   Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition could result in price reductions, reduced gross margins and loss of market share.

   We believe that our solution provides significant advantages over competitors whose products are architected around tools or messaging, or who automate only certain business processes. CrossWorlds' unified solution, business process automation approach to integration, and our pre-built products allow customers to integrate more quickly and effectively, as proven by our track record in competitive proof-of-concept scenarios.

Employees

   As of December 31, 2000, we had a total of 328 employees, 272 based in North America, and 56 based in Europe, principally in the United Kingdom, Germany and France. Of the 328 employees, 103 were engaged in sales and marketing, 89 were in product development, 95 were in implementation, training and customer support services and 41 were in finance, administration and operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. Properties.

   Our corporate headquarter is located at 577 Airport Boulevard, Burlingame, California 94010. As of December 31, 2000, the lease for this office space was approximately 59,540 square feet. This lease expires in April 2008. We currently lease other domestic sales and support offices in California, Colorado, Connecticut, Georgia, Illinois, Maryland, Michigan, Minnesota, New Jersey, North Carolina, and Washington. We also maintain international offices in leased facilities located in the United Kingdom, France and Germany. The German office also serves as our European headquarters. We believe that our existing properties are in good condition and suitable for the conduct of our business.

ITEM 3. Legal Proceedings.

   None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

   Since June 1, 2000, CrossWorlds' common stock has been publicly traded on The Nasdaq National Market under the symbol "CWLD." The following table shows, for the periods indicated, the high and low per share prices of our common stock, as reported by The Nasdaq National Market.

Quarter Ended                                                      High   Low
-------------                                                     ------ ------
June 30, 2000 (from June 1, 2000 through June 30, 2000).......... $18.13 $ 9.13
September 30, 2000............................................... $26.38 $15.56
December 31, 2000................................................ $17.38 $ 3.31

   As of December 31, 2000, there were approximately 4,500 stockholders of record of our common stock. We have never paid or declared any cash dividends. We currently intend to retain any future earnings to fund the development and growth of our business and consequently do not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds from sale of Registered Securities

   In June 2000, the Company completed its initial public offering of 4.6 million shares of its common stock, including the exercise of 0.6 million shares pursuant to the underwriters' over-allotment option, at $10.00 per share pursuant to a Registration Statement on Form S-1 declared effective on June 1, 2000 by the Securities and Exchange Commission (File No. 333-96055). The Company realized aggregate net proceeds from the initial public offering of approximately $40.9 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of approximately $1.9 million. From the effective date of the registration statement through December 31, 2000, $9.1 million of the net proceeds from the offering have been used to fund working capital, general corporate purposes, sales and marketing efforts, additional research and development and capital expenditures made in the ordinary course of business. In addition, the Company applied $17.1 million of the net offering proceeds towards short-term investments and $4.3 million towards the purchase and installation of machinery and equipment. As of December 31, 2000, $10.4 million of the net offering proceeds remained unused. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

ITEM 6. Selected Financial Data.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

For the years ended December
31
In thousands, except per
share amounts                   2000      1999      1998      1997    1996(/1/)
----------------------------  --------  --------  --------  --------  ---------
Revenue...................... $ 51,256  $ 19,094  $  7,706  $  1,108   $    --
Net loss.....................  (36,489)  (38,186)  (41,374)  (13,952)   (1,594)
Net loss per basic and
 diluted share............... $  (2.18) $ (13.40) $ (19.99) $ (11.88)  $ (2.83)
Weighted average shares used
 in net loss per share
 computation.................   16,745     2,850     2,069     1,175       564

At year-end                     2000      1999      1998      1997      1996
-----------                   --------  --------  --------  --------   -------
 Cash and cash equivalents... $ 22,532  $ 12,506  $  5,415  $ 24,741   $ 1,273
 Short-term investments......   17,060        --        --        --        --
 Working capital (deficit)...   15,813    (1,051)   (4,648)   21,938     1,074
 Total assets................   75,768    29,177    15,757    28,085     1,606
 Deferred revenue............   30,011    13,158     6,556       788        --
 Long-term debt and capital
  lease obligations, net of
  current portion............      635     3,513     6,254       986        --
 Total stockholders' equity
  (deficit)..................   22,719      (725)   (6,670)   22,947     1,391

--------
(/1/Period)from March 8, 1996 (inception) through December 31, 1996.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

Overview

Business

   CrossWorlds provides a business integration platform both for integrating internal operations and extending these operations over the Internet. CrossWorlds' products help businesses work more efficiently with customers and suppliers through end-to-end business processes. The CrossWorlds platform enhances competitiveness and reduces information technology costs by decreasing long-term maintenance costs and enabling faster business application integration than traditional approaches.

Revenues

   Revenues to date have been derived from the sale of our business integration infrastructure software, maintenance and support fees, and consulting and training services. Customers who license our software generally purchase maintenance contracts, typically covering a twelve-month period. Customers may also purchase consulting services, which are customarily billed by us at a fixed daily or hourly rate plus out-of-pocket expenses. We also offer training services that are billed on a per student or per class session basis.

Revenue recognition policy

   Our software arrangements typically involve significant customization or implementation services. As a result, software license revenue is generally recognized using the percentage-of-completion method over the project implementation cycles, which typically range from three to nine months. In circumstances where we are unable to estimate the amount of effort required to customize or implement the software, software license revenue is recognized using the completed contract method. To date, we have not encountered any circumstances where we have recognized revenue under the complete the completed contract method.

   We have and may recognize revenues for projects implemented by our systems integrator partners upon shipment when our services are not essential to the functionality of the software. Consulting and service revenue is recognized as the services are performed. Maintenance revenue from customer support and product upgrades, including maintenance bundled with original software licenses, is deferred and recognized ratably over the term of the maintenance agreement. When we enter into software arrangements with resellers, we do not recognize revenue until the reseller demonstrates it has an arrangement with the end user that satisfies our revenue recognition criteria. Our revenue recognition policy complies with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition."

Revenue mix

   As a result of our revenue recognition policy, which generally requires us to defer and recognize license revenue over the software customization or implementation period, the mix of license, service and other revenue for the current quarter does not necessarily reflect the mix in sales activities for the current quarter. For example, revenues recognized during the quarter ended December 31, 2000 generally resulted from sales made during the second and third quarters of fiscal 2000.

RESULTS OF OPERATIONS

   The results of operations table presents operating data as a percentage of total revenue for the years ended December 31:

                                                       2000     1999     1998
                                                       -----   ------   ------
Revenue:
  Software license....................................  43.3%    42.9%    51.6%
  Service, maintenance and other......................  56.7     57.1     48.4
                                                       -----   ------   ------
  Total revenue....................................... 100.0    100.0    100.0
Cost of revenue:
  Software license and royalties......................   1.4      8.4      5.7
  Service, maintenance and other......................  46.6     53.0     70.0
                                                       -----   ------   ------
  Total cost of revenue...............................  48.0     61.4     75.7
                                                       -----   ------   ------
    Gross margin......................................  52.0     38.6     24.3
Operating expenses:
  Research and development............................  33.1     74.6    152.4
  Sales and marketing.................................  61.7    114.1    300.3
  General and administrative..........................  23.4     32.2     52.8
  Amortization of deferred stock-based compensation...   4.8      7.7     62.0
                                                       -----   ------   ------
  Total operating expenses............................ 123.0    228.6    567.5
                                                       -----   ------   ------
    Operating loss.................................... (71.0)  (190.0)  (543.2)
Other income (expense), net...........................  (0.2)   (10.0)     6.2
                                                       -----   ------   ------
    Net loss.......................................... (71.2)% (200.0)% (537.0)%
                                                       =====   ======   ======

   Software license revenue. Software license revenue was $22.2 million in fiscal 2000, an increase of 171% over fiscal 1999, compared to $8.2 million in fiscal 1999, an increase of 106% over fiscal 1998. The increases were due to increased acceptance of our expanded product offering in the marketplace resulting from a greater number of transactions sold and a larger average transaction size.

   Service, maintenance and other revenue. Service, maintenance and other revenue was $29.1 million in fiscal 2000, an increase of 167% over fiscal 1999 compared to $10.9 million in fiscal 1999, an increase of 192% over fiscal 1998. These increases were due to an increase in consulting, training and maintenance fees associated with the increased number of transactions sold that produced revenue and the increased average transaction size and a larger installed license base.

   Cost of software license revenue and royalties. Cost of software license revenue and royalties was $0.7 million in fiscal 2000 compared to $1.6 million in fiscal 1999 and $0.4 million in fiscal 1998. Cost of software license revenue and royalties as a percentage of total revenue was 1.4% in fiscal 2000, 8.4% in fiscal 1999, and 5.7% in fiscal 1998. The decline in cost of software license revenue and royalties as a percentage of revenue in fiscal 2000 over 1999 was primarily due to replacing licensed technology with our own internally developed technology during the fourth quarter of 1999. The increase in cost of software license revenue and royalties as a percentage of revenue in fiscal 1999 versus 1998 was a result of amortizing guaranteed minimum royalty payments associated with licensed technology.

   Cost of service, maintenance and other revenue. Cost of service, maintenance and other revenue was $23.9 million in fiscal 2000 compared to $10.1 million in fiscal 1999 and $5.4 million in fiscal 1998. Cost of service, maintenance and other revenue as a percentage of total revenue was 46.6% in fiscal 2000, 53.0% in fiscal 1999 and 70.0% in fiscal 1998. The increase in cost of service, maintenance and other revenue in absolute dollars across all periods was due to an increase in personnel costs. Cost of service, maintenance and other revenue as a percentage of total revenue declined in fiscal 2000 over 1999 as a result of rate increases for services and maintenance and higher utilization of services personnel to generate revenue. Cost of service, maintenance and other revenue as a percentage of total revenue declined in fiscal 1999 versus 1998 due to higher utilization of services personnel to generate revenue. We expect our cost of service, maintenance and other revenue to continue to increase in absolute dollars in future periods.

   Research and development expenses. Research and development expenses were $17.0 million in fiscal 2000, an increase of 19% over fiscal 1999, compared to $14.2 million in fiscal 1999, an increase of 21% over fiscal 1998. The increase in each of these periods was due primarily to higher personnel costs associated with new product initiatives. Research and development personnel costs, excluding amortization of deferred stock-based compensation, were $10.8 million for fiscal 2000 compared to $8.8 million for fiscal 1999, and $7.3 million for fiscal 1998. Research and development expenses represented 33.1%, 74.6% and 152.4% of total revenue for fiscal 2000, 1999 and 1998, respectively. The decrease as a percentage of total revenue was the result of growth in our total revenue. We expect our research and development expenses to continue to increase in absolute dollars in future periods.

   Sales and marketing expenses. Sales and marketing expenses were $31.6 million in fiscal 2000, an increase of 45% over fiscal 1999, compared to $21.8 million in fiscal 1999, a decrease of 6% versus fiscal 1998. The increases in sales and marketing expenses in fiscal 2000 over 1999 were primarily due to higher sales commissions and bonuses associated with higher sales volumes. Sales commissions and bonuses were $11.2 million in fiscal 2000 compared to $4.9 million in fiscal 1999. The decrease in sales and marketing expenses in fiscal 1999 over 1998 was due to advertising expenditures and investments in foreign operations in fiscal 1998 offset by commission and bonus increases in 1999. Advertising expenditures were significantly reduced to $46,000 in fiscal 1999 compared to $2.0 million in fiscal 1998. In fiscal 1999, the closure of our foreign operations in Australia and Asia contributed to the cost reduction, while the investment in those operations during fiscal 1998 resulted in $0.7 million of expenses. These reductions in expenses were offset by increases in commissions and bonus expenses, which were $4.8 million in fiscal 1999 compared to $3.3 million in fiscal 1998. Sales and marketing expenses represented 61.7%, 114.1%, and 300.3% of our total revenue for fiscal 2000, 1999, and 1998, respectively. The decrease as a percentage of total revenue was the result of growth in total revenue during both periods and reduced spending in fiscal 1999 versus 1998. We expect our sales and marketing expenses to continue to increase in absolute dollars in future periods.

   General and administrative expenses. General and administrative expenses were $12.0 million in fiscal 2000, an increase of 95% over fiscal 1999, compared to $6.1 million in fiscal 1999, an increase of 51% over fiscal 1998. The increases in fiscal 2000 over 1999 were primarily due to increased personnel costs necessary to manage and support our growth increased bad debt expense, and increased costs associated with operating as a public company. General and administrative personnel costs, excluding amortization of deferred stock-based compensation, were $5.1 million for fiscal 2000 compared to $3.0 million for fiscal 1999. Bad debt expense increased $0.6 million in fiscal 2000 compared to fiscal 1999. Costs associated with operating as a public company were $0.4 million in fiscal 2000. The increases in general and administrative expenses in fiscal 1999 over 1998 were primarily due to increased personnel costs of $3.0 million in fiscal 1999 compared to $1.9 million in fiscal 1998 to manage and support growth. General and administrative expenses as a percentage of total revenue were 23.4%, 32.2% and 52.8% for fiscal 2000, 1999 and 1998, respectively. The decline in general and administrative expenses as a percentage of total revenue was the result of growth in total revenue. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as a result of the expansion of our operations.

   Amortization of deferred stock-based compensation. Deferred stock-based compensation was $2.5 million in fiscal 2000, an increase of 69% over fiscal 1999, compared to $1.5 million in fiscal 1999, a decrease of 69% over fiscal 1998. Both the increase and decrease of this expense over the respective time periods reflect the timing of employee terminations and stock option grants during the periods, which are amortized on a straight-line basis over the vesting periods of the applicable options.

   Other income (expense), net. Other expense was $0.1 million in fiscal 2000, compared to other expense of $1.9 million in fiscal 1999 and other income of $0.5 million in 1998. The decrease in other expense in fiscal 2000 from fiscal 1999 was primarily due to interest income from investments of cash proceeds related to the initial public offering. Interest income in fiscal 2000 was $1.8 million compared to $0.3 million in fiscal 1999. In 1999, other expense was $1.9 million, which was due to a $1.0 million write-off of a prepaid royalty asset and approximately $1.0 million in interest payments on outstanding debt.

   Provision for income taxes. We incurred net operating losses in fiscal 2000, 1999 and 1998 and consequently paid no federal, state and foreign income taxes in any of these periods.

LIQUIDITY AND CAPITAL RESOURCES

   In June 2000, we completed an initial public offering of 4.6 million shares of our common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at a price of $10.00 per share. The Company also completed a sale of 0.9 million shares of its common stock in private placements concurrent with the initial public offering at $9.30 per share. The aggregate net proceeds realized from the initial public offering and private placements were approximately $49.7 million. Prior to the initial public offering, we had financed our operations through private sales of preferred equity securities, totaling $85.7 million and commercial bank loans and equipment leases. As of December 31, 2000, we had $39.6 million in cash, cash equivalents and short-term investments and $15.8 million in working capital.

   Net cash used in operating activities was $20.5 million for fiscal 2000 compared to $28.7 million in fiscal 1999 and $32.1 million in fiscal 1998. The decrease in net cash used in operations in fiscal 2000 compared to 1999 was due mainly to large increases in deferred revenue and other accrued liabilities, offset by smaller increase in accounts receivable and prepaids and other current assets. The decrease in net cash used in operations in fiscal 1999 versus 1998 was due to increases in deferred revenue, other accrued liabilities, and accrued payroll and other related expenses, offset by an increase in accounts receivable.

   Net cash used in investing activities was $22.3 million for the fiscal 2000 compared to $0.8 million in fiscal 1999 and $3.6 million in fiscal 1998. Investing activities in fiscal 2000 were primarily related to investment of cash proceeds from our initial public offering in short-term high-grade investments, and purchases of capital equipment. Investing activities in fiscal 1999 and 1998 were related to purchases of capital equipment. In April

1999, we began leasing equipment through a $1.5 million master lease agreement with a lender. As of December 31, 2000, we have used $0.8 million of this lease line.

   Net cash provided by financing activities of $52.8 million for fiscal 2000 was primarily from the net proceeds of our initial public offering, offset by the repayments of subordinated debt and equipment loans. Net cash provided by financing activities of $36.6 million in fiscal 1999 was primarily from the issuance of preferred stock and the issuance of subordinated debt, partially offset by repayments of credit facilities. In fiscal 1998, net cash provided by financing activities of $16.3 million was due mainly to the issuance of preferred stock, convertible notes payable, and subordinated debt.

   As of December 31, 2000, outstanding borrowings were $3.7 million, which are payable through 2003. We have a revolving line of credit that provides for borrowing of up to $10.0 million based on 65% of eligible accounts receivable. Borrowings under this line of credit accrue interest that is payable monthly at 0.5% above prime rate. As of December 31, 2000, we had no borrowings against this line of credit. Borrowings are secured by all of our assets, and we have agreements that require us to comply with financial covenants. As of December 31, 2000, we were in compliance with these financial covenants.

   We believe that the net proceeds from our initial public offering and private placements and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. While currently we do not anticipate the need, we may seek to raise additional funds through public or private equity financings or from other sources. However, there can be no assurance that we will be able to obtain adequate financing on favorable terms, if at all, at that time. Also, financing may dilute shareholder interests.

   A portion of our cash may be used to acquire or invest in complementary businesses, products, or technologies. We have no current plans, agreements or commitments of this nature, and we are not actively engaged in any negotiations involving a transaction of this nature.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The statement, as amended, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt the standard during the first quarter of fiscal year 2001. The adoption of SFAS 133 will not have a material effect on the Company's consolidated financial position or results of operations.

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

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT FUTURE LOSSES.

   We have experienced operating losses in each quarterly and annual period since March 1996, and we expect to incur losses in the future. Despite our history of losses, we believe it is important that we increase our research and development and sales and marketing expenses. If expenditures related to the expansion of our operations are not accompanied or shortly followed by significantly increased revenue, our losses could be even greater than expected until we are able to delay or reduce these expenditures.

BECAUSE OUR QUARTERLY REVENUE IS BASED ON OUR CUSTOMERS' IMPLEMENTATION SCHEDULES, WE MAY DISAPPOINT INVESTORS' EXPECTATIONS OR MAY NOT FULFILL THE EXPECTATIONS OF THE FINANCIAL MARKETS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

   We generally recognize license revenue from orders on a percentage-of-completion basis as the customer reaches milestones in its project implementation using our products. We also recognize services revenue as we perform implementation services. As a consequence, the timing of our revenue depends on the continued progress of our customers' implementation cycles. Each customer has unique integration requirements and, because our products solve a complex problem, we must integrate a variety of enterprise applications in each implementation. Our product implementation schedules can take three to nine months or more and span multiple quarterly periods. If we fail to achieve continued progress on anticipated implementation schedules, or our customers delay, suspend or terminate their implementation efforts, we may not recognize the expected revenue on these orders until subsequent quarters.

BECAUSE OUR QUARTERLY SALES ORDERS FLUCTUATE DUE TO THE NATURE OF OUR SALES CYCLE AND SEASONALITY, WE MAY DISAPPOINT INVESTORS' EXPECTATIONS OR MAY NOT FULFILL THE EXPECTATIONS OF THE FINANCIAL MARKETS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

   Our sales cycle varies typically from one to nine months because:

  . our business integration solutions are expensive, with high average selling prices,

  . our products solve a complex problem and to generate sales we must spend a significant amount of time educating our potential customers about the uses and benefits of our products and our opportunity to solve their complex integration challenges, and

  . some of our prospective customers evaluate our products on a trial basis before entering a sales contract.

This lengthy sales cycle makes it difficult to predict the quarter in which expected orders will occur. Delays in the execution of orders could cause some or all of the new business from those orders to be shifted from the expected quarter to a subsequent quarter or quarters.

   Additionally, we have experienced, and expect to continue to experience, seasonality in software and service orders. For example, we generally have experienced higher demand for our products in the fourth quarter than the third quarter. We believe this seasonality is a result, in part, of year-end pressures influencing our customer's buying patterns, our direct sales force's efforts to meet or exceed year-end sales quotas, and the summer vacation schedules of our customers and sales force. Both our sales cycle and seasonality cause unpredictable fluctuations in our deferred revenue, which could adversely affect our quarterly operating results.

BECAUSE A SUBSTANTIAL MAJORITY OF OUR REVENUE HAS BEEN DERIVED FROM A SMALL NUMBER OF SELECTED INDUSTRIES, A DECLINE IN DEMAND FOR OUR SOFTWARE IN THESE INDUSTRIES COULD HURT OUR OPERATIONS.

   We derive a large majority of our revenue from sales of our software and related services to customers in the manufacturing, telecommunications and financial services industries. Any significant decline in the demand for, and market acceptance of, our software in these industries, or any failure to increase our sales to industries other than manufacturing, telecommunications and financial services, could hurt the results of our operations. We expect that sales of our software and related services to customers in the manufacturing, telecommunications and financial services industries will continue to account for a majority of our revenue.

OUR REVENUE WILL LIKELY DECLINE OR FAIL TO GROW IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL RELATIONSHIPS WITH SYSTEMS INTEGRATORS.

   We engage in joint sales, marketing and/or implementation efforts with a number of large systems integrators including Deloitte Consulting, PricewaterhouseCoopers and Accenture (formerly known as Andersen Consulting). In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. In our efforts with these firms, we rely on these firms to:

  . recommend our products during the evaluation stage of the purchasing process,

  . provide industry expertise for developing products aimed at specific industries,

  .  refer prospective customers to us,

  .  provide access to customers' executive-level decision makers, and

  .  provide implementation services for our products.

If systems integrators are not appropriately trained on our products, our reputation with existing and prospective customers could be harmed. Our failure to establish or maintain these relationships could significantly harm our ability to license and successfully implement our business integration software products. Our competitors may have stronger relationships than us with some systems integrators and, as a result, those systems integrators may be more likely to work with competitors and recommend competitors' products.

OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD CAUSE OUR REVENUES TO DECLINE OR FAIL TO GROW.

   The market for business integration software is relatively new and rapidly evolving, and there is a variety of integration products and methods available to prospective customers. We do not know if customers in our target markets will prefer our products to other products and methods available. If we are unable to establish a sufficient base of customer references in our target markets, prospective customers may be less likely to buy our products and our ability to license our products to additional customers may be significantly reduced.

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

  .  reduced gross margins, and

  .  loss of market share.

Any one of these results could significantly reduce our future revenues. Our current competitors include a number of companies offering alternative e-business infrastructure solutions.

   To date, we have faced competition from:

  .  internal information technology departments of potential customers,

  . systems integrators and other information technology service providers, and

  . software vendors targeting one or more segments of our market, including Vitria Technology, Inc., webMethods, Inc., SeeBeyond Technology Corporation, NEON Software, Inc., TIBCO Software, Inc., and IBM Corporation.

It is also possible that alliances among competitors or new competitors, including Oracle Corporation, BEA Systems or Microsoft Corporation, may emerge and rapidly acquire significant market share.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES. IF WE LOSE OUR RIGHT TO USE LICENSED TECHNOLOGY, OUR REVENUE COULD BE HARMED AND OUR COSTS COULD INCREASE.

   Our software products incorporate technology licensed to us by third parties, including BEA Systems, Inc., IBM Corporation, Borland Software Corporation and others, which provides important messaging, connectivity and other functionality. We depend on these third parties to deliver and support reliable products, and to enhance their products in response to industry trends and other technological changes. If we are unable to license such technology on commercially reasonable terms, it could harm our business by disrupting our operations, increasing our costs, delaying our sales and hindering our ability to support our existing customers.

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

OUR SUCCESS DEPENDS UPON OUR SALES, CONSULTING, BUSINESS DEVELOPMENT, MARKETING, CUSTOMER SUPPORT AND TECHNICAL PERSONNEL. IF WE FAIL TO ATTRACT AND RETAIN THESE PERSONNEL, OUR BUSINESS MAY BE UNABLE TO GROW AND REVENUES COULD DECLINE.

   If we fail to retain and sufficiently expand our direct sales force, or our consulting, business development, marketing, customer support and technical staffs, we may not be able to increase revenue or achieve increased market acceptance of our products. To date, we have sold our products primarily through our direct sales force, have supported our customers through our consulting and customer support staff and alliance partners, and have developed and maintained our new products and product enhancements through our technical personnel. We believe that attracting and retaining these personnel may be challenging for us because:

  .  the market for business integration software is still emerging,

  .  we have not yet achieved broad market acceptance of our products,

  . the sales cycle for our product can be lengthy and, therefore, challenging for sales personnel and

  . there is high demand for such qualified personnel in the greater San Francisco metropolitan area.

OUR RECENT GROWTH MAY STRAIN OUR EXISTING RESOURCES. ANY FAILURE TO MANAGE THIS GROWTH EFFECTIVELY MAY CAUSE OUR REVENUES TO DECLINE OR FAIL TO GROW.

   Our recent growth and future growth plans may strain our personnel, our management systems and our resources, which could harm our business. To effectively manage and support our operations, we will be required to:

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

   Revenues from international sales represented 14% of total revenue for fiscal 1999 and 37% for fiscal 2000, and we expect to continue growing our international operations. We have committed and expect to commit additional resources to the opening of international offices and the expansion of international sales and support channels in advance of revenue. We expect to incur expenses for localizing our software for foreign markets. If our international expansion strategy does not generate sufficient revenue to offset these expenditures, our operating losses may increase.

IF WE FAIL TO ADAPT TO THE RAPID TECHNOLOGICAL CHANGE WHICH CHARACTERIZES OUR MARKET, WE COULD LOSE MARKET SHARE OR OUR PRODUCTS COULD BECOME OBSOLETE.

   The market for business integration software is characterized by:

  .  rapid technological change,

  .  frequent new product introductions and enhancements,

  .  uncertain product life cycles,

  .  changing customer requirements and

  . evolving industry standards including Extensible Markup Language or XML, Java 2 Enterprise Edition or J2EE, and security-related standards such as Secure Sockets Layer or SSL and Secure Multipurpose Internet Mail Extension or S/MIME.

The introduction of products embodying new technologies and the emergence of new industry standards could make our existing products obsolete and unmarketable, which could harm our revenue. Our future success depends upon our ability to develop and introduce a variety of new products and product enhancements, in a timely fashion and at our planned release dates, to address the increasingly sophisticated needs of our customers.

IF OUR PRODUCTS DO NOT WORK WITH MULTIPLE HARDWARE, SOFTWARE AND NETWORKING PLATFORMS, SOME CUSTOMERS MAY NOT BUY OUR PRODUCTS, AND OUR REVENUE MAY BE HARMED.

   We currently serve a customer base with a wide variety of constantly changing hardware, software and networking platforms. If we are unable to provide and support our products on these multiple platforms, some customers will not buy our products and our business may suffer.

IF WE ARE UNABLE TO BUILD AND MAINTAIN RELATIONSHIPS WITH APPLICATION SOFTWARE VENDORS, WE COULD BE UNABLE TO CREATE AND MAINTAIN OUR CONNECTIVITY PRODUCTS AND OUR REVENUE COULD BE HARMED.

   We have relationships with a number of application software vendors, including SAP AG, Oracle Corporation, Siebel Systems, Inc., Clarify Inc., i2 Technologies, Inc., Portal Software, Inc. and MetaSolv Software, Inc. and plan to establish more of these relationships in the future. These vendors provide access to their software and documentation, which enables us to develop connectivity solutions that are compatible with their products. If these relationships are terminated or restricted, or we are unsuccessful in establishing relationships with other vendors, our ability to develop connectivity solutions to integrate new and existing versions of these vendors' packaged enterprise applications may be harmed.

THE COST AND COMPLEXITY OF IMPLEMENTING OUR PRODUCTS COULD HARM OUR REPUTATION, WHICH MAY DIMINISH OUR REVENUES.

   Business integration software is often implemented as part of complex, time consuming and expensive customer projects. If our customers are dissatisfied with the implementation process, our ability to license further products to these customers could be harmed, and these customers may be reluctant to recommend our products to prospective customers.

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

  .  diversion of development resources,

  .  distraction of management,

  .  damage to our customer relationships or reputation,

  .  increased service and warranty cost or

  .  costly litigation defense.

Errors or defects in our software that are discovered after shipment may harm our customer relationships. Any defects and errors found in our products could cause customers to seek damages for loss of data, lost revenue, systems costs or other harm they may suffer. These damages may be high because our software products are critical to our customers' business operations. A successful product liability claim brought against us could harm our business.

BECAUSE OUR PRODUCTS COULD INTERFERE WITH OUR CUSTOMERS' OTHER SOFTWARE APPLICATIONS AND HARDWARE, WE MAY BE SUBJECT TO CLAIMS BY THESE CUSTOMERS, WHICH MAY BE COSTLY AND MAY NOT BE ADEQUATELY COVERED BY INSURANCE.

   Our business integration software is integrated with our customers' other software and their networks. Customers or others may bring product liability or warranty claims based on damage to, or interference with, these networks or applications. Any of these claims could result in costly litigation or divert management's attention and resources. Our current insurance coverage may be insufficient to protect us from liability that may be imposed under these types of claims.

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

The legal protection provided by these means is limited. Unauthorized parties may copy aspects of our products and obtain and use information that we believe is proprietary. Other parties may breach confidentiality agreements or other protective contracts they have made with us. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our intellectual property rights. Intellectual property litigation has an uncertain outcome and could result in substantial costs and diversion of management's attention and resources.

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

  . variations in quarterly results by us, our competitors, or other high-technology companies,

  .  announcements of technological innovations by us or by our competitors,

  . introductions of new products or new pricing policies by us or by our competitors,

  .  acquisitions or strategic alliances by us or by our competitors,

  .  departure or recruitment of key personnel,

  .  the gain or loss of significant customers,

  . changes in the estimates of our operating performance or changes in recommendations by securities analysts and

  .  market conditions in the industry and the economy as a whole.

   Furthermore, the market for stocks of technology companies has experienced extreme price and volume fluctuations sometimes unrelated to these companies' operating performance. Such fluctuations could harm the market price of our common stock regardless of our actual operating performance.

   In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could harm our business.

FAILURE TO RAISE ADDITIONAL CAPITAL, OR TO GENERATE THE SUBSTANTIAL CAPITAL REQUIRED TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS, COULD REDUCE OUR ABILITY TO COMPETE AND RESULT IN LOWER REVENUES.

   In the future, we may need to raise additional funds to:

  .  develop or enhance our software or services,

  .  acquire technologies or businesses,

  .  expand operations, or

  .  respond to competitive pressures or unexpected capital requirements.

We cannot be sure that we will be able to obtain such funding, on favorable terms or at all. If we are unable to do so on a timely basis, our business could be harmed.

ITEM 7A: Qualitative and Quantitative Disclosures about Market Risk

   We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchanges rates.

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The majority of our investments are in short-term investments principally consists of commercial paper, government bonds and money-market institutions. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments.

   We develop products in the United States and sell primarily in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars; however, a strengthening of the dollar could make our products less competitive in foreign markets.

ITEM 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Auditors...........................................  25
Consolidated Balance Sheets as of December 31, 2000 and 1999.............  26
Consolidated Statements of Operations for the three years ended December
 31, 2000, 1999 and 1998.................................................  27
Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended December 31, 2000, 1999 and 1998............................  28
Consolidated Statements of Cash Flows for the three years ended December
 31, 2000, 1999 and 1998.................................................  29
Notes to Consolidated Financial Statements...............................  30
Quarterly Summary (Unaudited)............................................  42

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CrossWorlds Software, Inc.:

   We have audited the accompanying consolidated balance sheets of CrossWorlds Software, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index on page 46. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CrossWorlds Software, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of operations and cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
January 24, 2001

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

December 31
In thousands, except par value and number of shares            2000       1999
---------------------------------------------------          ---------  --------
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $  22,532  $ 12,506
  Short-term investments....................................    17,060        --
  Accounts receivable, net of allowance of $872 and $297 as
   of December 31, 2000 and 1999                                24,798    11,689
  Prepaids and other current assets.........................     3,723     1,019
                                                             ---------  --------
  Total current assets......................................    68,113    25,214
Property and equipment, net.................................     6,310     3,846
Deposits and other assets...................................     1,345       117
                                                             ---------  --------
  Total assets.............................................. $  75,768  $ 29,177
                                                             =========  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
                          (DEFICIT)
Current liabilities:
  Accounts payable.......................................... $   2,970  $  1,011
  Accrued payroll and related expenses......................     6,036     2,910
  Accrued commissions.......................................     4,379     2,742
  Accrued royalties.........................................        62     1,439
  Other accrued liabilities.................................     5,739     2,036
  Current portion of capital lease obligations..............       477       347
  Current portion of long-term debt.........................     2,626     2,622
  Deferred revenue..........................................    30,011    13,158
                                                             ---------  --------
  Total current liabilities.................................    52,300    26,265
Other long-term liabilities.................................       114       124
Capital lease obligations, less current portion.............       325       577
Long-term debt, less current portion........................       310     2,936
                                                             ---------  --------
  Total liabilities.........................................    53,049    29,902
                                                             ---------  --------
Commitments
Stockholders' equity (deficit):
  Convertible preferred stock, $0.01 par value; actual--
   17,000,000 shares authorized; 16,126,003 shares issued
   and outstanding as of December 31, 1999..................        --       161
  Common stock, $0.001 par value; actual--150,000,000 and
   45,000,000 shares authorized;26,417,027 and 3,153,934
   shares issued and outstanding as of December 31, 2000 and
   1999.....................................................        26         3
  Additional paid-in capital................................   156,934    96,758
  Deferred stock-based compensation.........................    (2,645)   (2,540)
  Accumulated deficit.......................................  (131,596)  (95,107)
                                                             ---------  --------
  Total stockholders' equity (deficit)......................    22,719      (725)
                                                             ---------  --------
  Total liabilities and stockholders' equity (deficit)...... $  75,768  $ 29,177
                                                             =========  ========

          See accompanying notes to consolidated financial statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

For the years ended December 31
In thousands, except per share amounts                  2000      1999      1998
--------------------------------------                --------  --------  --------
Revenue:
  Software license................................... $ 22,176  $  8,194  $  3,973
  Service, maintenance and other.....................   29,080    10,900     3,733
                                                      --------  --------  --------
  Total revenue......................................   51,256    19,094     7,706
                                                      --------  --------  --------
Cost of revenue:
  Software license and royalties.....................      723     1,599       438
  Service, maintenance and other (/1/)...............   23,870    10,127     5,392
                                                      --------  --------  --------
  Total cost of revenue..............................   24,593    11,726     5,830
                                                      --------  --------  --------
    Gross profit.....................................   26,663     7,368     1,876
                                                      --------  --------  --------
Operating expenses:
  Research and development (/2/).....................   16,982    14,243    11,748
  Sales and marketing (/3/)..........................   31,623    21,792    23,141
  General and administrative (/4/)...................   11,950     6,145     4,066
  Amortization of deferred stock-based compensation..    2,466     1,462     4,774
                                                      --------  --------  --------
  Total operating expenses...........................   63,021    43,642    43,729
                                                      --------  --------  --------
    Operating loss...................................  (36,358)  (36,274)  (41,853)
Other income (expense), net..........................     (131)   (1,912)      479
                                                      --------  --------  --------
    Net loss......................................... $(36,489) $(38,186) $(41,374)
                                                      ========  ========  ========
Net loss per share:
  Basic and diluted.................................. $  (2.18) $ (13.40) $ (19.99)
                                                      ========  ========  ========
  Weighted average shares used in computation........   16,745     2,850     2,069
                                                      ========  ========  ========

          See accompanying notes to consolidated financial statements.

--------
(/1/)Excludes stock-based compensation of $373, $254, and $416 for 2000, 1999, and 1998, respectively.
(/2/)Excludes stock-based compensation of $555, $89, and $1,623 for 2000, 1999, and 1998, respectively.
(/3/)Excludes stock-based compensation of $1,143, $897, and $2,052 for 2000,
     1999, and 1998, respectively.
(/4/)Excludes stock-based compensation of $395, $222, and $683 for 2000, 1999, and 1998, respectively.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)

In thousands except          Convertible
share amounts              preferred stock      Common stock     Additional   Deferred                    Total
-------------------       ------------------- ------------------  paid-in   stock-based  Accumulated  stockholders'
                            Shares     Amount   Shares    Amount  capital   compensation   deficit   equity (deficit)
                          -----------  ------ ----------  ------ ---------- ------------ ----------- ----------------
Balance as of December
31, 1997................    9,109,606   $ 91   2,552,500   $ 3    $ 38,400    $    --     $ (15,547)     $ 22,947
Issuance of Series D
preferred stock, net....      462,000      5          --    --       6,540         --            --         6,545
Exercise of stock
options and restricted
stock purchase
agreements..............           --     --     446,297    --         456         --            --           456
Repurchase of restricted
stock...................           --     --    (188,333)   --         (18)        --            --           (18)
Deferred stock-based
compensation related to
option grants ..........           --     --          --    --       8,551     (8,551)           --            --
Amortization of deferred
stock-based
compensation............           --     --          --    --          --      4,774            --         4,774
Net loss................           --     --          --    --          --         --       (41,374)      (41,374)
                          -----------   ----  ----------   ---    --------    -------     ---------      --------
Balance as of December
31, 1998................    9,571,606     96   2,810,464     3      53,929     (3,777)      (56,921)       (6,670)
Issuance of Series E
preferred stock, net....    2,883,326     29          --    --      17,222         --            --        17,251
Issuance of Series F
preferred stock, net....    3,671,071     36          --    --      23,518         --            --        23,554
Issuance of preferred
stock warrants..........           --     --          --    --       1,257         --            --         1,257
Exercise of stock
options.................           --     --     437,351    --         642         --            --           642
Repurchase of restricted
stock...................           --     --     (93,881)   --         (35)        --            --           (35)
Deferred stock-based
compensation related to
option grants...........           --     --          --    --         225       (225)           --            --
Amortization of deferred
stock-based
compensation............           --     --          --    --          --      1,462            --         1,462
Net loss................           --     --          --    --          --         --       (38,186)      (38,186)
                          -----------   ----  ----------   ---    --------    -------     ---------      --------
Balance as of December
31, 1999................   16,126,003    161   3,153,934     3      96,758     (2,540)      (95,107)         (725)
Issuance of common stock
warrants for financing
commitment..............           --     --          --    --       1,406         --            --         1,406
Conversion of preferred
stock...................  (16,126,003)  (161) 16,542,628    17         144         --            --            --
Issuance of common
stock, net..............           --     --   5,541,390     6      49,636         --            --        49,642
Exercise of common stock
warrants................           --     --     275,707    --       2,001         --            --         2,001
Exercise of stock
options.................           --     --     698,193    --       2,867         --            --         2,867
Employee stock purchase
plan....................           --     --     205,175    --       1,744         --            --         1,744
Deferred stock-based
compensation related to
option grants...........           --     --          --    --       2,378     (2,378)           --            --
Amortization of deferred
stock-based
compensation............           --     --          --    --          --      2,273            --         2,273
Net loss................           --     --          --    --          --         --       (36,489)      (36,489)
                          -----------   ----  ----------   ---    --------    -------     ---------      --------
Balance as of December
31, 2000................           --   $ --  26,417,027   $26    $156,934    $(2,645)    $(131,596)     $ 22,719
                          ===========   ====  ==========   ===    ========    =======     =========      ========

         See accompanying notes to consolidated financial statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

For the years ended December 31
In thousands                                        2000      1999      1998
-------------------------------                   --------  --------  --------
Cash flows from operating activities:
 Net loss........................................ $(36,489) $(38,186) $(41,374)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization..................    4,682     2,389     1,404
  Amortization of deferred stock-based
   compensation..................................    2,467     1,462     4,774
  Issuance of warrants for services..............       --       756        --
  Changes in operating assets and liabilities:
   Accounts receivable...........................  (13,109)   (6,490)   (4,291)
   Prepaids and other current assets.............   (2,704)     (199)     (418)
   Other assets..................................   (1,230)       50      (120)
   Accounts payable..............................    1,959       149    (1,045)
   Accrued payroll and related expenses..........    3,126     1,744       368
   Accrued commissions...........................    1,637       775     1,966
   Accrued royalties.............................   (1,377)       --        --
   Other accrued liabilities.....................    3,703     2,207       838
   Deferred revenue..............................   16,853     6,602     5,767
   Other long-term liabilities...................      (10)       33        52
                                                  --------  --------  --------
Net cash used in operating activities............  (20,492)  (28,708)  (32,079)
                                                  --------  --------  --------
Cash flows from investing activities:
 Purchases of property and equipment.............   (5,270)     (835)   (3,573)
 Purchase of short-term investments..............  (17,060)       --        --
                                                  --------  --------  --------
Net cash used in investing activities............  (22,330)     (835)   (3,573)
                                                  --------  --------  --------
Cash flows from financing activities:
 Proceeds from convertible subordinated notes
  payable to stockholder.........................       --        --     5,000
 Proceeds from long-term debt....................       --     5,000     4,626
 Repayments of long-term debt....................   (3,213)   (4,778)     (283)
 Proceeds from exercise of stock options and
  warrants.......................................       --       642       456
 Proceeds from issuance of common stock, net.....   56,061        --        --
 Proceeds from issuance of preferred stock.......       --    35,805     6,545
 Repurchase of restricted stock..................       --       (35)      (18)
                                                  --------  --------  --------
Net cash provided by financing activities........   52,848    36,634    16,326
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................   10,026     7,091   (19,326)
Cash and cash equivalents at beginning of year...   12,506     5,415    24,741
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 22,532  $ 12,506  $  5,415
                                                  ========  ========  ========
Supplemental disclosures of cash flow
 information:
Cash paid during the period for interest......... $    670  $    995  $    208
                                                  ========  ========  ========
Noncash investing and financing activities:
 Issuance of preferred stock for conversion
  convertible notes..............................       --     5,000        --
 Issuance of preferred stock warrants in
  connection with long-term debt.................       --       500        --
 Issuance of preferred stock warrants in
  connection with services.......................       --       756        --
 Issuance of common stock warrants for financing
  commitment.....................................    1,406        --        --
 Equipment acquired through equipment lease
  facility.......................................      301     1,078        --
 Deferred stock-based compensation...............    2,377       225     8,551

          See accompanying notes to consolidated financial statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(1) Organization and Significant Accounting Policies

 (a) Description of Business

   CrossWorlds Software, Inc. and its consolidated subsidiaries (the "Company") develops, produces, markets and implements business integration software. The Company is headquartered in Burlingame, California and operates foreign subsidiaries in Germany, the United Kingdom and France. The majority of the Company's revenues are derived from domestic sales. Substantially all of the Company's sales are made in U.S. dollars.

 (b) Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

 (c) Foreign Currency

   The Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar. Accordingly, the foreign subsidiaries' financial statements are remeasured into U.S. dollars using the historical exchange rate for non-monetary items and the current exchange rate for monetary items. Remeasurement gains and losses, as well as transaction gains and losses, are included in the determination of net loss and have been immaterial to date.

 (d) Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid instruments with a remaining maturity on the date of purchase of three months or less to be cash equivalents, which consist primarily of money market funds and overnight deposits. Short-term investments principally consist of commercial paper, government bonds and money-market instruments. Cash equivalents and short-term investments are stated at cost, which approximates market value.

 (e) Property and Equipment

   Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Leasehold improvements are amortized over the lesser of the asset's useful life or the remaining lease term.

 (f) Impairment Long-Lived Assets

   The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment and for Long-Lived Assets or Long-Lived Assets to be Disposed of." When events or changes in circumstances indicate the carrying amount of long-lived assets may not be recoverable, the Company recognizes such an impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.

 (g) Software Development Costs

   Software development costs associated with new products and enhancements to existing products are expensed as incurred until technological feasibility is established upon completion of a working model. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility, and, accordingly, no costs have been capitalized.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

 (h) Concentrations of Credit Risk and Major Customers

   The Company's cash and cash equivalents are principally on deposit in a short-term asset management account at a large bank. Accounts receivable potentially subject the Company to concentrations of credit risk. The Company's customer base is comprised primarily of large companies. The Company generally does not require collateral for accounts receivable. When required, the Company maintains allowances for credit losses, and to date such losses have been within management's expectations.

   For the year ended December 31, 2000, no customers accounted for more than 10% of the Company's total revenue. One customer accounted for 21% of accounts receivable as of December 31, 2000. For the year ended December 31, 1999, one customer accounted for 21% of the Company's total revenue and one customer individually accounted for 44% of accounts receivable as of December 31, 1999. For the year ended December 31, 1998, three customers accounted for 14%, 13%, and 11% of the Company's total revenue.

 (i) Fair Value of Financial Instruments

   The fair value of the Company's cash, short-term investments, accounts receivable, accounts payable, and borrowings approximate their carrying values due to their short maturity.

 (j) Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 (k) Revenue Recognition

   The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2, "Software Revenue Recognition." When contracts contain multiple elements, wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements with the "Residual Method" prescribed by AICPA Statement Of Position 98-9, "Software Revenue Recognition, with Respect to Certain Arrangements." The Company's software arrangements typically involve significant production, customization, or modification of the software, or services that are essential to the functionality of the software and, as a result, software license revenue for the entire arrangement is generally recognized using the percentage-of-completion method. Progress toward completion is measured by achieving certain standard and objectively verifiable milestones present in each project. These milestones typically require customer acceptance of a deliverable. In certain instances, the Company may recognize software license revenue upon delivery when persuasive evidence of an arrangement exists, the fee is fixed and determinable, acceptance is certain, collection is probable, and the Company is not involved in significant production, customization, or modification of the software or services that are essential to the functionality of the software. In the event costs to complete a contract are expected to exceed anticipated revenue, a loss is accrued. In certain circumstances where the Company is unable to estimate the amount of effort required to customize or implement the software license, revenue is recognized using the completed-contract method. To date, no amounts have been recognized under the completed contract method. Consulting and service revenue is recognized as the services are performed. Maintenance revenue from customer support and product upgrades, including maintenance bundled with original software licenses, are deferred and recognized ratably over the term of the maintenance agreement, typically twelve months. When the Company enters into software arrangements

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES with resellers, the Company does not recognize revenue until the reseller demonstrates it has entered into an arrangement with an end user that satisfies the Company's revenue recognition criteria. When the Company's services are essential to the end user implementation of the software sold by the reseller, the software license revenue for the arrangement is recognized using the percentage-of-completion method.

 (l) Accounts Receivable

   The Company bills for software licenses and maintenance fees at the inception of the contract. These arrangements typically allow the Company to bill amounts in excess of revenue recognized. Amounts billed in excess of revenue recognized are recorded as deferred revenue. Consulting and service fees are billed monthly based on time and expenses incurred. The Company's contracts typically do not contain retainage provisions and all amounts due under the contracts are anticipated to be collected within 12 months. At December 31, 2000 and 1999, there were no accounts receivable that were subject to contract claims or uncertainties.

 (m) Stock-Based Compensation

   The Company accounts for its stock-based compensation plans using the intrinsic value method. Deferred stock-based compensation expense is recorded if, on the date of grant, the current market value of the underlying stock exceeds the exercise price. The Company amortizes deferred stock-based compensation in accordance with Financial Accounting Standards Board Interpretation No. 28.

   The Company uses the fair value method to account for stock options and other equity instruments issued to nonemployees.

 (n) Income Taxes

   The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

 (o) Comprehensive Loss

   The Company does not have any components of comprehensive income, consequently comprehensive loss consists entirely of net loss for all periods presented.

 (p) Reclassifications

   Certain reclassifications, none of which affected net loss, have been made to prior year balances in order to conform to the current year presentation.

 (q) Net Loss Per Share

   Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method, and from convertible securities using the as-if converted basis. All potential common shares have been

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive.

   Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

December 31                                        2000       1999       1998
-----------                                      --------- ---------- ----------
Stock options and warrants...................... 3,792,918  1,256,454  1,007,325
Common stock subject to repurchase..............    69,908    155,245    681,312
Convertible preferred stock.....................        -- 13,210,599  9,571,667
                                                 --------- ---------- ----------
                                                 3,862,826 14,622,298 11,260,304
                                                 ========= ========== ==========

 (r) Accounting for Derivative Instruments and Hedging Activities

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The statement, as amended, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt the standard during the first quarter of fiscal year 2001. Management does not believe the adoption of SFAS 133 will have a material effect on the Company's consolidated financial position or results of operations.

 (s) Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expense was approximately $13,000, $46,000, and $2.0 million for the years ended December 31, 2000, 1999, and 1998, respectively.

(2) Property and Equipment

   Property and equipment consisted of the following:

December 31
In thousands                                                    2000     1999
------------                                                   -------  -------
Computer equipment and software............................... $10,233  $ 6,477
Furniture and fixtures........................................   1,562      768
Leasehold improvements........................................     789      599
                                                               -------  -------
                                                                12,584    7,844
Accumulated depreciation......................................  (6,274)  (3,998)
                                                               -------  -------
                                                               $ 6,310  $ 3,846
                                                               =======  =======

   Equipment purchased under the capital lease aggregated $1.5 million and $1.1 million as of December 31, 2000 and 1999, respectively. Accumulated amortization on the assets under the capital lease aggregated $0.7 million and $0.2 million as of December 31, 2000 and 1999, respectively.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

(3) Long Term Debt

   During the year ended December 31, 2000 and 1999, the Company had available two equipment facilities agreements (the equipment facilities), which provided for $10.0 million and $2.0 million working capital facilities with a bank. In January 1999, the Company had entered into a $5.0 million credit facility as a subordinated loan and security agreement (the subordinated loan agreement). The following amounts of debt are outstanding as of December 31 (in order of subordination):

In thousands                                                        2000   1999
------------                                                        ----- ------
$350,000 equipment facility with a bank, payable in 36 equal monthly installments of principal plus interest at the bank's prime rate plus 0.75% per annum (10.25% as of December 31,
 2000)............................................................  $  -- $   87
$2,000,000 equipment facility with bank, payable in 36 equal monthly installments of principal plus interest at the bank's
 prime rate per annum (9.50% as of December 31, 2000).............    500  1,167
$5,000,000 subordinated loan and security agreement with a lender.
 Note bearing interest at 12% per annum, with interest payments beginning April 1, 1999 through September, 1999 followed by 30 equal monthly payments of principal plus interest through March,
 2002.............................................................  2,436  4,304
                                                                    ----- ------
Total.............................................................  2,936  5,558
Less, current portion.............................................  2,626  2,622
                                                                    ----- ------
Long-term debt....................................................  $ 310 $2,936
                                                                    ===== ======

   The aggregate future payments of debt are as follows as of December 31, 2000:

In thousands
------------
2001..................................................................... $2,626
2002.....................................................................    310
                                                                          ------
                                                                          $2,936
                                                                          ======

   Outstanding borrowings under the equipment facilities agreements are secured by all of the Company's assets. The working capital facility agreement contains affirmative and negative covenants requiring, among other things, the Company to maintain minimum levels of liquid assets, limit the Company's ability to incur additional debt, pay cash dividends, or to purchase certain assets. These covenants require the Company to restrict certain acquisitions, mergers, consolidations, or similar transactions. In 1999, the Company issued warrants to purchase 6,334 shares of common stock to the bank in exchange for waivers of noncompliance with these covenants. The fair value of the warrants is not material to the Company's consolidated operating results. As of December 31, 2000 and 1999, all amounts drawn under the working capital facility were repaid. In June 2000, the working capital facility was extended to June 2001.

   In connection with the subordinated loan and security agreement, the Company issued a warrant to the lender to purchase up to 126,666 shares of Series E preferred stock at an exercise price of $6.00 per share. The warrant had a fair value of $0.5 million on the date of grant, computed using the Black-Scholes option pricing model with the following assumptions: 60% volatility, zero dividends, a risk-free rate of 6.1% and a contractual life of 7 years. The fair value of the warrant has been recorded in equity and as a reduction of the carrying amount of the related debt and will be amortized into interest expense over the debt term. Total amortization expense for each year ended December 31, 2000 and 1999 was $0.2 million. In October 2000, the warrants were exercised as a cashless transaction, which resulted in aggregate net issuance of 80,558 common shares.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

(4) Commitments

 (a) Lease Commitment

   The Company leases its primary facility under a noncancelable operating lease expiring in 2008. The Company also leases various facilities which serve as sales offices in the United States, and subsidiary offices in France, Germany, and the United Kingdom under noncancelable operating leases with various expiration dates through 2006. In addition, the Company leases equipment under noncancelable operating leases expiring in December 2001. In conjunction with the facility lease, the Company issued a warrant in 1998 for the purchase of 33,333 shares of Series C preferred stock at an exercise price equal to $6.00 per share. The fair value of the warrant was not material to the Company's 1998 consolidated operating results. In May 2000, the warrants were exercised as a cashless transaction, which resulted in net issuance of 13,333 shares.

   Future minimum lease payments as of December 31, 2000, are as follows:

Year ending December 31,                                       Capital Operating
In thousands                                                   leases   leases
------------------------                                       ------- ---------
2001..........................................................  $512    $ 5,617
2002..........................................................   320      7,496
2003..........................................................    13      7,657
2004..........................................................    --      7,871
2005..........................................................    --      8,100
Thereafter....................................................    --     25,310
                                                                ----    -------
  Total minimum payments......................................   845    $62,051
                                                                        =======
Less amounts representing imputed interest....................   (43)
                                                                ----
Present value of minimum lease payments.......................   802
  Less current portion........................................  (477)
                                                                ----
Capital lease obligation, less current portion................  $325
                                                                ====

   These payments will be partially offset by sublease rental income commitments. Future minimum sublease rental income commitments at December 31, 2000 were $141,000 for 2001 and $48,000 for 2002. Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $2.9 million, $2.0 million, $1.5 million, respectively.

 (b) Royalty Commitments

   During 1999, the Company entered into a royalty agreement with a third party vendor for certain licensed technology. The agreement included a minimum royalty payment of approximately $2.0 million due through June 2000.

   During the fourth quarter of 1999, the Company developed and began shipping products, which replaced the technology provided under the agreement associated with the minimum royalty payments of $2.0 million due by June 2000. As a result, the Company discontinued use of this licensed technology and recorded a one-time charge to other expense for the remaining $1.0 million of unamortized minimum royalties.

   During the fourth quarter of 2000, the Company entered into a royalty agreement with another third party vendor for certain licensed technology. The agreement with this vendor required a $1.0 million prepayment against future usage and also includes remaining minimum royalty prepayments of approximately $1.0 million due through June 2001.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

(5) Stockholders' Equity

 (a) Initial Public Offering

   In June 2000, the Company completed its initial public offering of 4.6 million shares of its common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at $10.00 per share. The Company also completed a sale of 0.9 million shares of its common stock in private placements concurrent with the initial public offering at $9.30 per share. Upon the closing date of the initial public offering, all of the convertible preferred stock outstanding prior to the initial public offering was converted into approximately 16.5 million shares of common stock. The Company realized aggregate net proceeds from the initial public offering and private placements of approximately $49.7 million, after deducting underwriting discounts and commissions of $3.2 million and offering expenses of approximately $1.9 million.

 (b) Reverse Stock Split

   On October 1, 1999, the Company's Board of Directors authorized a 1 for 3 reverse stock split. The accompanying consolidated financial statements and related notes have been retroactively restated to give effect to the reverse stock split.

 (c) Common Stock

   The Company has issued 2,550,597 shares of common stock to founders and employees under restricted stock purchase agreements. Pursuant to the agreements, except in certain cases pertaining to executive officers, the Company has the right to repurchase the unvested common stock at its original purchase price in the event of voluntary or involuntary termination of the stockholder for any reason. The repurchase rights expire through the year 2001. Shares subject to repurchase totaled approximately 70,000, 155,000, 681,000 as of December 31, 2000, 1999 and 1998, respectively.

 (d) Stock Option Plan

   The Company is authorized to issue up to 15,373,630 shares in connection with its 1996, 1997, 1999 and 2000 stock option plans (the "Plans") to directors, employees, and consultants. The Plans provide for the issuance of stock purchase rights, incentive stock options, or nonstatutory stock options.

   Stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock at the original issue price upon the voluntary or involuntary termination of the purchaser's employment with the Company. The repurchase rights will lapse at a rate determined by the stock plan administrator, but at a minimum rate of 20% per year.

   Under the 1997 plan, the exercise price for incentive stock options is at least 100% of the stock's fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is also at least 110% of the fair market value on the date of grant for service providers owning more than 10% of the voting power of all classes of stock and no less than 85% of the fair market value on the date of grant for service providers owning less than 10% of the voting power of all classes of stock.

   Options generally expire in 10 years; however, they may be limited to 5 years if the optionee owns stock representing more than 10% of the Company. Vesting periods are determined by the stock plan administrator and generally provide for shares to vest over a 4-year period, with 12.5% of the award vesting after 6 months from the date of grant and then ratably vesting each month thereafter.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

   The Company uses the intrinsic value method to account for its fixed option plans issued to employees. Deferred stock-based compensation cost has been recognized for its stock option plan for grants to employees when the fair value of the underlying common stock on the grant date exceeds the exercise price for each stock option. Deferred stock-based compensation is amortized using the accelerated method set forth in Financial Accounting Standards Board Interpretation No. 28. Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows:

For the years ended December 31
In thousands                                            2000      1999      1998
-------------------------------                       --------  --------  --------
  Net loss:
    As reported...................................... $(36,489) $(38,186) $(41,374)
    Pro forma........................................  (45,252)  (39,032)  (41,459)
  Basic and diluted net loss per share:
    As reported......................................    (2.18)   (13.40)   (19.99)
    Pro forma........................................    (2.70)   (13.70)   (20.04)

The fair value of each option was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield; 123% volatility for fiscal 2000, risk-free interest rate of 5.87%, 4.7% and 5.0% for fiscal 2000, 1999 and 1998, respectively; and expected life of four years for all periods.

   A summary of the status of the Company's options for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                      Options Outstanding
                                                  ----------------------------
                                 Shares available Number of   Weighted-average
                                    for grant       shares     exercise price
                                 ---------------- ----------  ----------------
Balances as of December 31,
 1997...........................       763,132     1,642,706       $0.69
Authorized......................       861,111            --          --
Granted.........................    (1,381,005)    1,381,005        2.93
Exercised.......................            --      (426,467)       0.96
Returned to Plans...............         6,875            --        0.96
Canceled........................       513,357      (513,357)       1.12
                                    ----------    ----------
Balances as of December 31,
 1998...........................       763,470     2,083,887        2.00
Authorized......................     5,386,665
Granted.........................    (7,022,308)    7,022,308        6.08
Exercised.......................            --      (436,394)       1.46
Returned to Plans...............        59,895            --          --
Canceled........................     1,876,365    (1,876,365)       3.72
                                    ----------    ----------
Balances as of December 31,
 1999...........................     1,064,087     6,793,436        5.78
Authorized......................     5,900,437            --          --
Granted.........................    (6,415,395)    6,421,895        9.43
Exercised.......................            --      (698,192)       3.83
Canceled........................     1,523,960    (1,523,960)       7.51
                                    ----------    ----------
Balances as of December 31,
 2000...........................     2,073,089    10,993,179       $7.80
                                    ==========    ==========

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

Options exercisable at:
  December 31, 1998.............................................   448,497 $1.48
  December 31, 1999............................................. 3,310,545 $5.89
  December 31, 2000............................................. 4,729,340 $7.26

   The weighted-average fair value of options granted in fiscal 2000, 1999, and 1998 was $6.69, $1.03, and $0.51, respectively.

   As of December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows:

                                              Weighted-average               Number of
      Exercise         Number of            remaining contractual             shares
       prices           options                 life (years)                exercisable
     -----------       ----------           ---------------------           -----------
     $ 0.15-3.00          428,216                   7.38                       292,281
            4.50        1,868,792                   9.96                           500
       5.25-5.44        1,271,669                   9.22                       272,811
            6.60        4,050,618                   8.76                     3,083,671
            9.00          546,832                   9.03                       452,315
           10.00          531,465                   9.41                       190,178
           10.13          449,707                   9.42                        62,946
           12.13          231,080                   9.76                            --
           14.00          356,000                   9.21                       356,000
           16.00        1,258,800                   9.64                        18,638
                       ----------                                            ---------
                       10,993,179                                            4,729,340
                       ==========                                            =========

 (e) Employee Stock Purchase Plan

   In January 2000, the board of directors approved the Company's 2000 Employee Stock Purchase Plan (the "Purchase Plan"). The purchase plan became effective upon the completion of the initial public offering in June 2000. The Company had reserved a total of 750,000 shares of common stock for issuance under the Purchase Plan, and the number of shares reserved for issuance will be subject to an automatic annual increase on the first day of each fiscal year beginning in 2001 and ending in 2005.

   The Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code, will be implemented in a series of overlapping offering periods of approximately 24-month durations. New offering periods other than the first offering period will begin on May 1 and November 1 of each year. Each offering period will consist of four consecutive purchase periods of approximately six-month duration. The initial offering period commenced on June 1, 2000 and ends on April 30, 2002. The initial purchase period ended on October 31, 2000.

   The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning of each offering period or at the end of each purchase period. Employees may end their participation in the offering at any time during the offering period. Participation automatically ends on termination of employment with the Company.

   No employee can purchase more than 1,500 shares of common stock in one purchase period or stock having a value measured at the beginning of the offering period greater than $25,000 in any calendar year. An employee

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES is not eligible to participate in the plan if the employee owns stock or holds outstanding options to purchase stock equaling 5% or more of the total voting power or value of all classes of the Company's stock or stock of its subsidiaries.

   The weighted-average fair value of shares issued under the Purchase Plan in fiscal 2000 was $6.51.

 (f) Warrants

   In October 1999, the Company issued 177,098 warrants to acquire common stock at $6.60 a share, to an executive search firm for the recruitment of its chief executive officer. The warrants are immediately exercisable up to seven years from the date of issuance. The warrants had a fair value of $0.8 million on the date of the grant, which was recorded as an operating expense in 1999. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 60% volatility, zero dividends, a risk-free rate of 5.21% and a contractual life of seven years. These warrants were not exercised as of December 31, 2000.

   In February 2000, the Company issued 199,996 warrants to acquire common stock at $11.00 a share, to certain of its Board members in consideration of their commitment to provide funding of up to $10.0 million, if necessary, through the earlier of December 31, 2000 or the Company's initial public offering. The warrants were immediately exercisable and expire in five years from the date of issuance. The warrants had a fair value of $1.4 million on the date of grant using the Black-Scholes option pricing model with the following assumptions: 60% volatility, zero dividends, a risk-free rate of 5.5% and a contractual life of five years. The fair value of the warrants was initially recorded as a current asset to be amortized over the eleven-month funding period. Following the completion of the Company's initial public offering, the remaining unamortized asset was expensed. As of December 31, 2000, 181,816 warrants were exercised for an aggregated amount of $2.0 million.

(6) Income Taxes

   The Company has incurred significant losses since inception and has not incurred any income tax expense to date. The income tax provision differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) as a result of the following:

For the years ended December 31
In thousands                                        2000      1999      1998
-------------------------------                   --------  --------  --------
Expected tax provision (benefit) at U.S. Federal
 statutory rate of 34%........................... $(12,400) $(12,981) $(11,793)
State taxes, net of Federal benefit..............   (1,819)   (3,068)   (3.609)
Current year net operating losses and temporary
 differences for which no tax benefit is
 recognized......................................   14,832    16,427    18,008
Research credit..................................     (663)     (573)     (673)
Other............................................       50       195    (1,933)
                                                  --------  --------  --------
  Total.......................................... $     --  $     --  $     --
                                                  ========  ========  ========

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are presented below.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

For the years ended December 31
In thousands                                                      2000      1999
-------------------------------                                 --------  --------
Deferred tax assets
  Net operating loss carryforward.............................. $ 45,242  $ 35,128
  Reserves and accrued expenses................................    1,365     1,151
  Deferred stock compensation..................................      816       547
  Research credit carryforward.................................    3,195     2,099
  Fixed assets and intangibles.................................      358       824
                                                                --------  --------
    Total gross deferred tax assets............................   50,976    39,749
  Valuation allowance..........................................  (50,976)  (39,749)
                                                                --------  --------
Net deferred tax assets........................................ $     --  $     --
                                                                ========  ========

   The net change to the total valuation allowance for the period ended December 31, 2000 and 1999 was a net increase of $11.2 million and $16.8 million, respectively. Components of the change to the valuation allowance were as follows:

In thousands                                                            2000
------------                                                           -------
Change relating to increase in deferred tax assets relating to continuing operations...............................................  $14,832
Change relating to increase in deferred tax assets relating to stock-
 based compensation deductions.......................................      485
Change relating to write-off of deferred tax assets, of which there
 was no effect to tax expense........................................   (4,090)
                                                                       -------
                                                                       $11,227
                                                                       =======

   At December 31, 2000, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $119.9 million and $70.2 million respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire beginning 2011 through 2020. The state net operating loss carryforwards expire beginning 2003 through 2020 depending on the state in which they are generated.

   At December 31, 2000, the Company also had research credit carryforwards for federal and California income tax return purposes of approximately $2.1 million and $1.1 million respectively, available to reduce future income subject to income taxes. The federal research credit carryforward expires beginning in 2011 through 2015. The California research credit carries forward indefinitely.

   The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" as defined by the Internal Revenue Code. Should an ownership change occur in the future, the Company's ability to utilize its net operating loss and tax credit carryforwards may be subject to restriction pursuant to these provisions.

(7) Segment Reporting

   The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

   The following table presents geographical information about the Company's sales:

For the years ended December 31
In thousands                                              2000    1999    1998
-------------------------------                          ------- ------- ------
North America........................................... $32,040 $16,361 $5,951
Europe..................................................  18,489   2,733  1,755
Other...................................................     727      --     --
                                                         ------- ------- ------
  Total................................................. $51,256 $19,094 $7,706
                                                         ======= ======= ======

   The following table presents geographical information about the Company's long-lived assets:

December 31
In thousands                                                       2000    1999
------------                                                      ------- ------
North America ................................................... $12,879 $7,872
Europe...........................................................   1,049     89
                                                                  ------- ------
  Total ......................................................... $13,928 $7,961
                                                                  ======= ======

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                               Quarterly Summary

                                   Unaudited

Quarter ended             Dec. 31,  Sept. 30, June 30,  Mar. 31,  Dec. 31,  Sept. 30, June 30,  Mar. 31,
In thousands                2000      2000      2000      2000      1999      1999      1999      1999
-------------             --------  --------- --------  --------  --------  --------- --------  --------
Consolidated Statement of Operations Data:
Revenue:
Software licenses.......  $ 7,410    $ 6,552  $  5,031  $  3,183  $  2,496   $ 2,270  $ 1,811   $ 1,617
Service, maintenance and
 other..................    9,714      8,503     6,348     4,515     3,516     3,012    2,353     2,019
                          -------    -------  --------  --------  --------   -------  -------   -------
Total revenue...........   17,124     15,055    11,379     7,698     6,012     5,282    4,164     3,636
Cost of revenue:
Software license and
 royalties..............      126        272       204       121       598       562      311       128
Service, maintenance and
 other(/1/).............    6,747      6,879     5,716     4,528     3,230     2,698    2,420     1,779
                          -------    -------  --------  --------  --------   -------  -------   -------
Total cost of revenue...    6,873      7,151     5,920     4,649     3,828     3,260    2,731     1,907
                          -------    -------  --------  --------  --------   -------  -------   -------
Gross profit (loss).....   10,251      7,904     5,459     3,049     2,184     2,022    1,433     1,729
                          -------    -------  --------  --------  --------   -------  -------   -------
Operating expenses:
Research and
 development(/2/).......    4,670      4,423     4,114     3,775     3,768     3,790    3,561     3,124
Sales and
 marketing(/3/).........    9,017      7,976     8,242     6,388     6,603     5,439    5,103     4,647
General and
 administrative(/4/)....    3,407      3,454     2,436     2,653     2,734     1,399    1,223       789
Amortization of deferred
 stock-based
 compensation                 273        633       852       708      (283)      823      782       140
                          -------    -------  --------  --------  --------   -------  -------   -------
Total operating
 expenses...............   17,367     16,486    15,644    13,524    12,822    11,451   10,669     8,700
                          -------    -------  --------  --------  --------   -------  -------   -------
Operating loss..........   (7,116)    (8,582)  (10,185)  (10,475)  (10,638)   (9,429)  (9,236)   (6,971)
Other income (expense),
 net....................      558        723    (1,029)     (383)   (1,055)     (369)    (197)     (291)
                          -------    -------  --------  --------  --------   -------  -------   -------
Net loss................  $(6,558)   $(7,859) $(11,214) $(10,858) $(11,693)  $(9,798) $(9,433)  $(7,262)
                          =======    =======  ========  ========  ========   =======  =======   =======

--------
(/1/)Excludes stock-based compensation at $67, $100, $120, $86, $12, $65,
     $142, and $35 for each of the quarters ended December 31, 2000 and 1999. (/2/)Excludes stock-based compensation at $60, $128, $188, $179, $43, $123,
     $(157), and $80 for each of the quarters ended December 31, 2000 and 1999.
(/3/)Excludes stock-based compensation at $82, $240, $441, $380, $(129), $322,
     $636, and $68 for each of the quarters ended December 31, 2000 and 1999. (/4/)Excludes stock-based compensation at $64, $165, $103, $63, $(209), $313,
     $161, and $(43) for each of the quarters end December 31, 2000 and 1999.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
   None.

                                   PART III

   The Company's proxy statement for its 2001 annual meeting of stockholders, which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III (Items 10, 11, 12, and 13).

                                    PART IV

ITEM 14. Exhibits and Financial Statement Schedules, and Reports on Form 8-K.

  (a) Exhibits:

 Number  Description
 ------  -----------
 3.1*    Amended and Restated Certificate of Incorporation of CrossWorlds.
 3.2*    Amended and Restated Bylaws of CrossWorlds.
 4.1*    Specimen Stock Certificate.
 4.2*    Warrant dated August 9, 1999 issued by CrossWorlds to Silicon Valley
         Bank.
 4.3*    Warrant dated October 11, 1999 issued by CrossWorlds to Heidrick &
         Struggles, Inc.
 4.4*    Form of Warrant dated February 2, 2000 issued by CrossWorlds to private investors.
 10.1*   Fifth Amended and Restated Investor Rights Agreement dated October 1,
         1999 among CrossWorlds and investors.
 10.2*   Form of Indemnification Agreement between CrossWorlds and each of its officers and directors.
 10.3*   1996 Stock Plan, as amended.
 10.4*   1997 Stock Plan, as amended.
 10.5*   1999 Executive Stock Plan.
 10.6*   2000 Employee Stock Purchase Plan.
 10.7*   2000 Directors' Stock Option Plan.
 10.8    2000 Non-Executive Stock Plan.
 10.9*   Employment Agreement dated October 5, 1999 with Alfred J. Amoroso.
 10.10*  Employment Agreement dated January 1, 2000 with Arthur R. Matin.
 10.11*  Promissory Note issued to CrossWorlds by James G. Rowley.
 10.12*  Secured Loan Agreement, Promissory Note and Security Agreement dated
         November 15, 1999, with addendum dated January 27, 2000 between
         CrossWorlds and Barton S. Foster.
 10.13*  Form of Change of Control Agreement to be entered into between
         CrossWorlds and each of its executive officers.
 10.14*  IBM/OEM Distribution Agreement dated July 11, 1997, with exhibits, including IBM/OEM Program Agreement dated June 3, 1999, Amendment 01 to OEM Distribution Agreement dated February 9, 2000 Amendment Number
         Two to OEM Distribution Agreement dated March 21, 2000 and Amendment
         No. 1 to MQ SERIES Version 5--Restricted Licenses Exhibit dated
         August 18, 2000.
 10.15+* Software License and Support Agreement with Delphi Automotive System
         LLC dated December 21, 1999.
 10.16++ Solution Partner Agreement with Cyclone Commerce, Inc. dated December
         12, 2000.
 10.17*  Lease Agreement, as amended, dated February 1, 1999 between
         CrossWorlds and Bay Park Plaza Associates, L.P.
 10.18   Lease Agreement dated October 24, 2000 with EOP-Bay Park Plaza, L.L.C.
 10.19*  Loan and Security Agreement dated December 10, 1996 between Silicon
         Valley Bank and CrossWorlds.
 10.20*  First Amendment to Loan and Security Agreement dated September 29,
         1997 between Silicon Valley Bank and CrossWorlds.
 10.21*  Second Amendment to Loan and Security Agreements dated October 28,
         1998 between Silicon Valley Bank and CrossWorlds.
 10.22*  Loan Modification Agreement dated September 21, 1999 between Silicon
         Valley Bank and CrossWorlds.
 10.23*  Loan Modification Agreement dated October 18, 1999 between Silicon
         Valley Bank and CrossWorlds.
 10.24*  Loan Modification Agreement dated October 22, 1999 between Silicon
         Valley Bank and CrossWorlds.

 10.25* Loan Modification Agreement dated January 26, 2000 between Silicon
        Valley Bank and CrossWorlds.
 10.26* Amendment, dated September 18, 2000 and effective as of June 30, 2000, to the Loan and Security Agreement between Silicon Valley Bank and the Company
 10.27* Contractual rights agreement among CrossWorlds and five investors dated
        March 26, 1999.
 10.28* Offer letter dated February 14, 2000 with Mark C. Bishof.
 10.29* Severance Agreement between Scott Martin and CrossWorlds Software, Inc.
        dated June 25, 1999.
 10.30* Severance Agreement between Stuart Thompto and CrossWorlds Software,
        Inc. dated May 27, 1999.
 10.37* Barton S. Foster Consulting Services and Resignation Agreement.
 21.1   List of Subsidiaries.
 23.1   Consent of KPMG LLP.

* Previously filed.
+ Confidential treatment granted as to portions of this exhibit. Omitted material has been separately filed with the Securities and Exchange Commission.
++ Confidential treatment requested as to portions of this exhibit. Omitted material has been separately filed with the Securities and Exchange Commission.

  (b) Financial Statement Schedules:

   Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2000.

   All other schedules are omitted as the information required to be set forth in those schedules is not applicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

  (c) Reports on Form 8-K:

   None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Burlingame, State of California on March 23, 2001.

                                          CROSSWORLDS SOFTWARE, INC.

                                                 /s/ Alfred J. Amoroso
                                          By: _________________________________
                                                 President, Chief Executive
                                                    Office, and Director

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

              Signature                          Title                    Date
              ---------                          -----                    ----

      /s/ Alfred J. Amoroso            President, Chief Executive    March 23, 2001
______________________________________    Officer and Director
          Alfred J. Amoroso                (Principal Executive
                                                 Officer)

        /s/ James W. Budge              Chief Financial Officer      March 23, 2001
______________________________________  (Principal Financial and
            James W. Budge                 Accounting Officer)

      /s/ Katrina A. Garnett             Chairman of the Board       March 23, 2001
______________________________________
          Katrina A. Garnett

      /s/ Terence J. Garnett                    Director             March 23, 2001
______________________________________
          Terence J. Garnett

      /s/ Frederick W. Gluck                    Director             March 23, 2001
______________________________________
          Frederick W. Gluck

      /s/ Andrew K. Ludwick                     Director             March 23, 2001
______________________________________
          Andrew K. Ludwick

      /s/ Albert A. Pimentel                    Director             March 23, 2001
______________________________________
          Albert A. Pimentel

       /s/ Colin F. Raymond                     Director             March 23, 2001
______________________________________
           Colin F. Raymond

                                  SCHEDULE II

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                                       Balance  Charged
                                         at     to Costs               Balance
For the years ended December 31,      Beginning   and                 at End of
In thousands                          of Period Expenses Deductions    Period
--------------------------------      --------- -------- ----------   ---------
2000
Allowance for doubtful accounts......   $297      $575      $--         $872
1999
Allowance for doubtful accounts......   $306      $ 16      $25(/1/)    $297
1998
Allowance for doubtful accounts......   $ --      $333      $27(/1/)    $306

--------
(/1/Accounts)written off.