Form 10-Q
period 2001-03-31
CROSSWORLDS SOFTWARE INC
filed 2001-05-14
CIK 1037834

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

                 For the quarterly period ended March 31, 2001

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

                             577 Airport Boulevard
                             Burlingame, CA 94010

  (Address, including zip code, of registrant's principal executive offices)

                                (650) 685-9000
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the Registrant's Common Stock, par value $0.001, as of April 30, 2001 was 26,772,298.

--------------------------------------------------------------------------------

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements:

   Consolidated Condensed Balance Sheets (Unaudited) as of March 31, 2001 and
   December 31, 2000.............................................................................    3
   Consolidated Condensed Statements of Operations (Unaudited) for the three
   months ended March 31, 2001 and 2000..........................................................    4
   Consolidated Condensed Statements of Cash Flows (Unaudited) for the three
   months ended March 31, 2001 and 2000..........................................................    5
   Notes to the Consolidated Condensed Financial Statements (Unaudited)..........................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.................................................................................    9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................   20

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.....................................................................   21

  Item 2.  Changes in Securities and Use of Proceeds.............................................   21

  Item 3.  Defaults Upon Senior Securities.......................................................   21

  Item 4.  Submission of Matters to a Vote of Security Holders...................................   21

  Item 5.  Other Information.....................................................................   21

  Item 6.  Exhibits and Reports on Form 8-K......................................................   21

Signature........................................................................................   22

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                         March 31,       December 31,
                                                                           2001              2000
                                                                         ------------    ------------
                                       ASSETS
Current assets:
 Cash and cash equivalents........................................          $  10,814      $  22,532
 Short-term investments...........................................             23,851         17,060
 Accounts receivable, net.........................................             16,044         24,798
 Prepaid and other current assets.................................              4,138          3,723
                                                                            ---------      ---------
  Total current assets............................................             54,847         68,113
 Property and equipment, net......................................              7,141          6,310
 Deposits and other assets........................................              1,208          1,345
                                                                            ---------      ---------
  Total assets....................................................          $  63,196      $  75,768
                                                                            =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.................................................          $   4,514      $   2,970
 Accrued payroll and related expenses.............................              7,322          6,036
 Accrued commissions..............................................              2,968          4,379
 Other accrued liabilities........................................              4,389          5,801
 Current portion of capital lease obligations.....................                485            477
 Current portion of long-term debt................................              2,303          2,626
 Deferred revenue.................................................             20,412         30,011
                                                                            ---------      ---------
  Total current liabilities.......................................             42,393         52,300
 Other long-term liabilities......................................                265            114
 Capital lease obligations, less current portion..................                202            325
 Long-term debt, less current portion.............................                 --            310
                                                                            ---------      ---------
  Total liabilities...............................................             42,860         53,049
                                                                            ---------      ---------

Stockholders' equity:
 Common stock.....................................................                 26             26
 Additional paid-in capital.......................................            157,418        156,934
 Deferred stock-based compensation................................             (2,347)        (2,645)
 Accumulated deficit..............................................           (134,761)      (131,596)
                                                                            ---------      ---------
  Total stockholders' equity......................................             20,336         22,719
                                                                            ---------      ---------
  Total liabilities and stockholders' equity......................          $  63,196      $  75,768
                                                                            =========      =========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                                               Three months ended
                                                                                   March 31,
                                                                                   ----------
                                                                               2001             2000
                                                                              -------         --------
Revenue:
  Software license.........................................................   $ 9,070         $  3,183
  Service, maintenance and other...........................................    12,586            4,515
                                                                              -------         --------
   Total revenue...........................................................    21,656            7,698
                                                                              -------         --------
Cost of revenue:
  Software license and royalties...........................................       209              121
  Service, maintenance and other (1).......................................     7,276            4,528
                                                                              -------         --------
   Total cost of revenue...................................................     7,485            4,649
                                                                              -------         --------

     Gross profit..........................................................    14,171            3,049
                                                                              -------         --------
Operating expenses:
  Research and development (2).............................................     4,773            3,775
  Sales and marketing (3)..................................................     8,472            6,388
  General and administrative (4)...........................................     3,766            2,653
  Amortization of deferred stock-based
   Compensation............................................................       298              708
                                                                              -------         --------
   Total operating expenses................................................    17,309           13,524
                                                                              -------         --------

     Operating loss........................................................    (3,138)         (10,475)
Other income (expense), net................................................       (27)            (383)
                                                                              -------         --------
     Net loss..............................................................   $(3,165)        $(10,858)
                                                                              =======         ========
Net loss per share:
  Basic and diluted........................................................   $ (0.12)        $  (3.41)
  Weighted average shares used in computation..............................    26,446            3,181

(1) Excludes stock-based compensation of $60 and $86 for the three months ended March 31, 2001 and 2000, respectively.
(2) Excludes stock-based compensation of $50 and $179 for the three months ended March 31, 2001 and 2000, respectively.
(3) Excludes stock-based compensation of $163 and $380 for the three months ended March 31, 2001 and 2000, respectively.
(4) Excludes stock-based compensation of $25 and $63 for the three months ended March 31, 2001 and 2000, respectively.

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                     Three months ended
                                                                          March 31,
                                                                          ---------
                                                                      2001           2000
                                                                    --------       --------
Cash flows from operating activities:
 Net loss.......................................................    $ (3,165)      $(10,858)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation.................................................         999          1,052
   Amortization of deferred stock-based
     compensation...............................................         298            708
   Changes in operating assets and liabilities:
     Accounts receivable........................................       8,754         (1,501)
     Prepaid and other current assets...........................        (415)          (530)
     Other assets...............................................         138           (310)
     Accounts payable...........................................       1,544          1,246
     Accrued payroll and related expenses.......................       1,286            589
     Accrued commissions........................................      (1,411)           162
     Other accrued liabilities..................................      (1,412)           566
     Deferred revenue...........................................      (9,599)         4,459
     Other long-term liabilities................................         151             (6)
                                                                    --------       --------
      Net cash used in operating activities.....................      (2,832)        (4,423)
                                                                    --------       --------

Cash flows from investing activities:
 Purchases of property and equipment............................      (1,789)          (245)
 Purchases of short-term investments............................     (19,441)            --
 Redemptions of short-term investments..........................      12,649             --
                                                                    --------       --------
      Net cash used in investing activities.....................      (8,581)          (245)
                                                                    --------       --------

Cash flows from financing activities:
 Repayments of capital lease obligation and long-
  term debt.....................................................        (789)          (887)
 Proceeds from issuance of common stock, net....................         484          1,771
                                                                    --------       --------
      Net cash provided by (used in) financing
        activities..............................................        (305)           884
                                                                    --------       --------

Net increase (decrease) in cash and cash equivalents............     (11,718)        (3,784)
Cash and cash equivalents at beginning of period................      22,532         12,506
                                                                    --------       --------
Cash and cash equivalents at end of period......................    $ 10,814       $  8,722
                                                                    ========       ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated condensed statements of operations, statements of cash flows for the three months ended March 31, 2001 and 2000, and balance sheets at March 31, 2001 and December 31, 2000 have been prepared by CrossWorlds Software, Inc. (the "Company") on the same basis as the audited consolidated financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods presented. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of results for the entire fiscal year.

(2)  Revenue Recognition

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." When contracts contain multiple elements, wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements using the "residual method" prescribed by AICPA Statement of Position 98-9, "Software Revenue Recognition, with Respect to Certain Arrangements." The Company's software arrangements typically involve significant production, customization, or modification of the software, or services that are essential to the functionality of the software and, as a result, software license revenue for the entire arrangement is generally recognized using the percentage-of-completion method. Progress toward completion is measured by achieving certain standard and objectively verifiable milestones present in each project. In certain instances, the Company may recognize software license revenue upon delivery when persuasive evidence of an arrangement exists, the fee is fixed and determinable, acceptance is certain, collection is probable, and the Company is not involved in significant production, customization, or modification of the software or services that are essential to the functionality of the software. In the event costs to complete a contract are expected to exceed anticipated revenue, a loss is accrued. In certain circumstances where the Company is unable to estimate the amount of effort required to customize or implement the software license, revenue is recognized using the completed contract method. To date, no amounts have been recognized under the completed contract method. Consulting and service revenue is recognized as the services are performed. Maintenance revenue from customer support and product upgrades, including maintenance bundled with original software licenses, is deferred and recognized ratably over the term of the maintenance agreement, typically twelve months. When the Company enters into software arrangements with resellers, the Company does not recognize revenue until the reseller demonstrates it has entered into an arrangement with an end user that satisfies the Company's revenue recognition criteria. When the Company's services are essential to the end user implementation of the software sold by the reseller, the software license revenue for the arrangement is recognized using the percentage-of-completion method.

(3)  Comprehensive Income (Loss)

     The Company had no material components of other comprehensive income (loss) for any of the periods presented.


(4)  Net Loss Per Share

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

     Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

                                                      Three months ended
                                                           March 31,
                                                           ---------
                                                        2001         2000
                                                        ----         ----

Stock options and warrants.......................      163,441     3,584,117
Common stock subject to repurchase...............       55,737        84,036

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                       Three months ended
                                                            March 31,
                                                            ---------
                                                        2001        2000
                                                        ----        ----
                                                      (In thousands except
                                                       per share amounts)

Net loss.........................................      $(3,165)      $(10,858)

Weighted average shares of common stock
 outstanding.....................................       26,502          3,265
Less:  weighted average common shares
 subject to repurchase...........................          (56)           (84)
                                                       -------       --------
Weighted average shares used in computing
 basic and diluted net loss per common share.....       26,446          3,181

Basic and diluted net loss per share.............       $(0.12)        $(3.41)


(5)  Initial Public Offering

     In June 2000, the Company completed its initial public offering ("IPO") of
4.6 million shares of its common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at $10.00 per share. Upon the closing date of the IPO, all of the convertible preferred stock outstanding prior to the IPO was converted into approximately 16.5 million shares of common stock. The Company realized aggregate net proceeds from the IPO of approximately $40.9 million, after deducting IPO underwriting discounts and commissions of $3.2 million and offering expenses of approximately $1.9 million. From the effective date of the registration statement through March 31, 2001, $11.9 million of the net proceeds from the offering have been used to fund working capital, general corporate purposes, sales and marketing efforts, additional research and development, and capital expenditures made in the ordinary course of business. In addition, the Company applied $23.0 million of the net offering proceeds towards short-term investments and $6.0 million towards the purchase and installation of equipment, software and leasehold improvements.

(6)  Supplemental Cash Flow Information

                                                                    Three months ended
                                                                         March 31,
                                                                         ----------
                                                                        2001          2000
                                                                        ----          ----
                                                                         (In thousands)
Cash paid during the period for interest.....................          $  96        $  223

Non-cash investing and financing activities:
 Issuance of common stock warrants for financing
  commitment.................................................             --         1,406
 Equipment acquired through equipment lease
  facility...................................................             --           301

(7)  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company adopted the standard during the first quarter of fiscal year 2001. The adoption of SFAS 133 did not have a material effect on the Company's consolidated financial position or results of operations since the Company does not have derivative financial instruments.

(8)  Segment Reporting

     The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

     The following table presents geographical information about the Company's sales:

For the quarters ended March 31
In thousands                                      2001         2000
------------                                      ----         ----
North America................................    $14,833      $5,284
Europe.......................................      6,717       2,414
Other........................................        106          --
                                                 -------      ------
 Total.......................................    $21,656      $7,698
                                                 =======      ======

     The following table presents geographical information about the Company's long-lived assets:

                                                March 31,    December 31,
In thousands                                      2001          2000
------------                                      ----          ----
North America................................    $14,433      $12,879
Europe.......................................        957        1,049
                                                 -------      -------
 Total.......................................    $15,390      $13,928
                                                 =======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

     The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and the related notes that appear elsewhere in this document.

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934. These forward-looking statements are subject to business and economic risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CrossWorlds Software, Inc. and its consolidated subsidiaries ("CrossWorlds" or the "Company") to differ materially from those expressed or implied by such forward-looking statements. Statements and information contained herein concerning markets for CrossWorlds' products and trends in financial results, and all other statements that include the word "may," "will," "should," "believe," "anticipate," "intend," "estimate," "expect," "project," "plan," "predict," "potential," "continue," "strategy" and other similar expressions constitute forward-looking statements. CrossWorlds' actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors and the risks to our business set forth herein and our other Securities Exchange Commission Filings. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Revenues

     Revenues to date have been derived from the sale of our business infrastructure software, maintenance and support fees, and consulting and training services. Customers who license our software generally purchase maintenance contracts, typically covering a twelve-month period. Customers may also purchase consulting services, which are customarily billed by us at a fixed daily or hourly rate plus out-of-pocket expenses. We also offer training services that are billed on a per student or per class session basis.

Revenue recognition policy

     Our software arrangements typically involve significant customization or implementation services. As a result, software license revenue is generally recognized using the percentage-of-completion method over the project implementation cycle, which typically range from three to nine months. In circumstances where we are unable to estimate the amount of effort required to customize or implement the software, software license revenue is recognized using the completed contract method. To date, we have not encountered any circumstances where we have recognized revenue under the completed contract method.

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

Revenue mix

     As a result of our revenue recognition policy, which generally requires us to defer and recognize license revenue over the software customization or implementation period, the mix of license, service and other revenue for the current quarter does not necessarily reflect the mix in sales activities for the current quarter. For example, revenues recognized during the quarter ended March 31, 2001 generally resulted from sales made during the third and fourth quarters of fiscal 2000.

Results of Operations

     The following table sets forth the results of operations for the three months ended March 31, 2001 and 2000 expressed as a percentage of total revenue.

                                                                          Three months
                                                                         ------------
                                                                         ended March 31,
                                                                        ---------------
                                                                     2001            2000
                                                                     ----            ----
Revenue:
  Software license.............................................       41.9%            41.3%
  Service, maintenance and other...............................       58.1             58.7
                                                                    ------          -------
  Total revenue................................................      100.0            100.0
                                                                    ------          -------
Cost of revenue:
  Software license and royalties...............................        1.0              1.6
  Service, maintenance and other...............................       33.6             58.8
                                                                    ------          -------
  Total cost of revenue........................................       34.6             60.4
                                                                    ------          -------
     Gross margin..............................................       65.4             39.6
                                                                    ------          -------
Operating expenses:
  Research and development.....................................       22.0             49.0
  Sales and marketing..........................................       39.1             83.0
  General and administrative...................................       17.4             34.5
  Amortization of deferred stock-based
    Compensation...............................................        1.4              9.2
                                                                    ------          -------
  Total operating expenses.....................................       79.9            175.7
                                                                    ------          -------
     Operating loss............................................      (14.5)          (136.1)
Other income (expense), net....................................       (0.1)            (5.0)
                                                                    ------          -------
     Net loss..................................................      (14.6)%         (141.1)%
                                                                    ======          =======

     Software license revenue. Total license revenue for the first quarter ended March 31, 2001 was $9.1 million, an increase of 185% over the same period in fiscal 2000. The increase in license revenue was a result of progress towards project completion on increased sales to new and existing customers. In addition, increased acceptance of our expanded product offering in the marketplace resulted in a larger number of sales transactions and a larger average transaction size.

     Service, maintenance and other revenue. Service, maintenance and other revenue for the first quarter ended March 31, 2001 was $12.6 million, an increase of 179% over the same period in fiscal 2000. The increase was due to the increase in consulting, maintenance, and training fees associated with the increased number of licenses sold, the increased average transaction size, and a larger installed license base.

     Cost of software license revenue and royalties.   Cost of software license
revenue and royalties consists of royalty payments to third parties for technology incorporated into our products. Cost of software license revenue and royalties for the three months ended March 31, 2001 was $0.2 million and 1.0% of total revenue compared to $0.1 million and 1.6% of total revenue for the same period in fiscal 2000. The percentage of revenue decreased year over year as a result of the increase in total revenue. The increase in absolute dollars was due to increased sales volume of our expanded product offering.

     Cost of service, maintenance and other revenue. Cost of service, maintenance and other revenues consists primarily of personnel, third-party consulting, and travel costs associated with implementation, support and training activities. Cost of service, maintenance and other revenue was $7.3 million and 33.6% of total revenue for the first quarter of fiscal 2001 compared to $4.5 million and 58.8% of total revenue for the same period in fiscal 2000. The percentage decrease year over year was due to higher revenues resulting from higher utilization of services personnel and rate increases for services and maintenance. We expect our cost of service, maintenance and other revenue to continue to increase in absolute dollars in future periods as a result of continuing efforts to add service personnel to meet increased customer demand.

     Research and development expenses. Research and development expenses consist primarily of personnel and related costs incurred in the advancement and quality assurance activities related to our products. Research and development expenses were $4.8 million for the three months ended March 31, 2001, an increase of 26% over the same period in fiscal 2000. The increase was due to an increase in personnel and third-party contractor costs associated with new product initiatives. Research and development expenses as a percentage of total revenue for the first quarter in fiscal 2001 were 22.0% compared to 49.0% for the same period in fiscal 2000. The decrease as a percentage of total revenue was due to growth in our total revenue.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including trade shows and conferences and promotional materials. Sales and marketing expenses for the first quarter of fiscal 2001 were $8.5 million, an increase of 33% over the same period in fiscal 2000. The increase was primarily the result of an increase in the number of sales and marketing employees. Sales and marketing expenses as a percentage of total revenue were 39.1% in the three months ended March 31, 2001 compared to 83.0% in the same period in fiscal 2000. The decline in sales and marketing expenses as a percentage of total revenue was the result of growth in total revenue.

     General and administrative expenses.   General and administrative expenses
consist primarily of personnel and related costs for general corporate functions including executive, legal, finance, accounting, human resources, facilities, and information systems as well as bad debt expense. General and administrative expenses for the first quarter of fiscal 2001 were $3.8 million, an increase of 42% over the same period in fiscal 2000. The increase was primarily a result of increased personnel costs necessary to manage and support our growth. General and administrative expenses as a percentage of total revenue were 17.4% in the three months ended March 31, 2001 versus 34.5% for the same period in fiscal 2000. The decline in general and administrative expenses as a percentage of total revenue was the result of growth in total revenue.

     Amortization of deferred stock-based compensation.   Deferred stock-based
compensation represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted. The difference is amortized on a straight-line basis over the vesting periods of the applicable options. Deferred stock-based compensation for the first quarter of fiscal 2001 was $0.3 million, a decrease of 58% over the same period in fiscal 2000. The decrease of this expense reflects the timing of employee terminations and no additional stock options being granted below fair value during the first quarter of 2001.

     Other income (expense), net.   Other income and expense includes interest,
foreign currency, and other miscellaneous income and expense items. Net other expense for the first quarter ended March 31, 2001 was $27,000 compared to net other expense of $0.4 million during the same period in fiscal 2000. The decrease in other expense was primarily due to interest income from cash proceeds related to the initial public offering. Interest income was $0.4 million during the first quarter in fiscal 2001 compared to $31,000 for the same period in fiscal 2000.

     Provision for income taxes.   We incurred net operating losses in the three
months ended March 31, 2001 and 2000 and when the likelihood of realizing the benefit of the net operating loss carryforward was considered, we incurred no income taxes in these periods.

Liquidity and Capital Resources

     In June 2000, we completed an initial public offering ("IPO") of 4.6 million shares of our common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at a price of $10.00 per share. The Company also completed a sale of 0.9 million shares of its common stock in private placements concurrent with the IPO at $9.30 per share. The aggregate net proceeds realized from the IPO and private placements were approximately $49.7 million. Prior to the IPO, we had financed our operations through private sales of preferred equity securities, totaling $85.7 million and commercial bank loans and equipment leases. As of March 31, 2001, we had $34.7 million in cash and short-term investments and $12.5 million in working capital.

     Net cash used in operating activities was $2.8 million for the three months ended March 31, 2001 and $4.4 million for the same period in fiscal 2000. Compared with the same period a year ago, the decrease in net cash used in operations primarily reflects a decrease in net loss and an increase in deferred revenue, offset by an increase in accounts receivable.

     Net cash used in investing activities was $8.6 million for the three months ended March 31, 2001 and $0.2 million for the corresponding period in fiscal 2000. Investing activities reflect the net purchase of short-term high-grade investments using cash proceeds from our IPO in fiscal 2001 and the net purchase of capital equipment in each period. In April 1999, we began leasing equipment through a $1.5 million master lease agreement with a lender. As of March 31, 2001, we have used $0.7 million of this lease line.

     Net cash used in financing activities of $0.3 million for the three months ended March 31, 2001 was primarily from the repayments of subordinated debt and equipment loans offset by proceeds from the exercise of employee stock options. Net cash provided by financing activities of $0.9 million for the three months ended March 31, 2000 was primarily due to the issuance of preferred stock, offset by repayment of equipment loans. All preferred stock was subsequently converted to common stock upon the IPO.

     As of March 31, 2001, outstanding borrowings including capital leases were $3.0 million, which are payable through 2003. We have a revolving line of credit that provides for borrowing of up to $10.0 million based on 65% of eligible accounts receivable. Borrowings under this line of credit accrue interest that is payable monthly at 0.5% above prime rate. As of March 31, 2001, we had no borrowings against this line of credit. Borrowings are secured by all of our assets, and we have agreements that require us to comply with financial covenants. As of March 31, 2001, we were in compliance with these financial covenants.

     We believe that our current cash and investment balances will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. After that we may require additional funds to support our working capital requirements, or for other purposes. We may also seek to raise additional funds through public or private equity financings or from other sources. However, there can be no assurance that we will be able to obtain adequate financing on favorable terms, if at all, at that time. Also, financing may dilute shareholder interests.

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

     We were incorporated in March 1996 and shipped our first products in November 1997. Because our operating history is limited, our future operating results and our future stock price are difficult to predict. We may not foresee trends that may emerge and harm our business, and we cannot forecast operating expenses based on our historical results. It is also difficult to plan to meet the challenges we face in the future, specifically:

     .  expanding our customer base;

     .  competing effectively with:

          .  other software vendors that offer business infrastructure products,

          .  systems integrators that develop customized solutions, and

          . internal information technology departments of potential customers; and

     .  managing expanding operations.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT FUTURE LOSSES.

     We have experienced operating losses in each quarterly and annual period since March 1996, and we expect to incur losses in the future. Despite our history of losses, we may increase our research and development and sales and marketing expenses. If expenditures related to the expansion of our operations are not accompanied or shortly followed by significantly increased revenue, our losses could be even greater than expected until we are able to delay or reduce these expenditures.

BECAUSE OUR QUARTERLY REVENUE IS BASED ON OUR CUSTOMERS' IMPLEMENTATION SCHEDULES, WE MAY DISAPPOINT INVESTORS' EXPECTATIONS OR MAY NOT FULFILL THE EXPECTATIONS OF THE FINANCIAL MARKETS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

     We generally recognize license revenue from orders on a percentage-of-completion basis as the customer reaches milestones in its project implementation using our products. We also recognize services revenue as we perform implementation services. As a consequence, the timing of our revenue depends on the continued progress of our customers' implementation cycles. Each customer has unique integration requirements and, because our products solve a complex problem, we must integrate a variety of enterprise applications in each implementation. Our product implementation schedules take up to nine months or more and span multiple quarterly periods. If we fail to achieve continued progress on anticipated implementation schedules, or our customers delay, suspend or terminate their implementation efforts, we may not recognize the expected revenue on these orders until subsequent quarters.

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

     Our sales cycle varies typically from one to nine months because:

     . our business integration solutions are expensive, with high average selling prices,

     . our products solve complex problems and to generate sales we must spend significant time educating our potential customers about the uses and benefits of our products and our opportunity to solve their complex integration challenges, and

     . some of our prospective customers evaluate our products on a trial basis before entering a sales contract.

This lengthy sales cycle makes it difficult to predict the quarter in which expected orders will occur. Delays in the execution of orders could cause some or all of the new business from those orders to be shifted from the expected quarter to a subsequent quarter or quarters.

     Additionally, we have experienced, and expect to continue to experience, seasonality in software orders. For example, we generally have experienced higher demand for our products in the fourth quarter than the third quarter. We believe this seasonality is a result, in part, of year-end pressures influencing our customer's buying patterns, our direct sales force's efforts to meet or exceed year-end sales quotas, and the summer vacation schedules of our customers and sales force. Both our sales cycle and seasonality cause unpredictable fluctuations in our deferred revenue, which could adversely affect our quarterly operating results.


BECAUSE A SUBSTANTIAL MAJORITY OF OUR REVENUE HAS BEEN DERIVED FROM A SMALL NUMBER OF SELECTED INDUSTRIES, A DECLINE IN DEMAND FOR OUR SOFTWARE IN THESE INDUSTRIES COULD HURT OUR OPERATIONS.

     We derive a large majority of our revenue from sales of our software and related services to customers in the complex industrial manufacturing, process manufacturing, telecommunications and financial services industries. Any significant decline in the demand for, and market acceptance of, our software in these industries, or any failure to increase our sales to industries other than complex industrial manufacturing, process manufacturing, telecommunications and financial services, could hurt the results of our operations. We expect that sales of our software and related services to customers in the complex industrial manufacturing, process manufacturing, telecommunications and financial services industries will continue to account for a majority of our revenue.

OUR REVENUE WILL LIKELY DECLINE OR FAIL TO GROW IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL RELATIONSHIPS WITH SYSTEMS INTEGRATORS.

     We engage in joint sales, marketing and/or implementation efforts with a number of large systems integrators including Deloitte Consulting, PricewaterhouseCoopers, EDS, and Accenture (formerly known as Andersen Consulting). In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. In our efforts with these firms, we rely on these firms to:

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

     The market for our products is intensely competitive. It is expected to become increasingly competitive as current competitors enhance and expand their product offerings and new competitors enter the market. Competition could result in:

     .  price reductions,

     .  reduced gross margins, and

     .  loss of market share.

Any one of these results could significantly reduce our future revenues. Our current competitors include a number of companies offering alternative business infrastructure solutions.

To date, we have faced competition from:

     .  internal information technology departments of potential customers,

     . systems integrators and other information technology service providers, and

     . software vendors targeting one or more segments of our market, including Vitria Technology, Inc., webMethods, Inc., SeeBeyond Technology Corporation, TIBCO Software, Inc., and IBM Corporation.

Alliances among competitors and new competitors, including Oracle Corporation, BEA Systems, Hewlett-Packard Company, Sun Microsystems, Inc. or Microsoft Corporation, are emerging and may rapidly acquire significant market share.

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

     If we fail to retain or expand our direct sales force, or our consulting, business development, marketing, customer support and technical staffs, we may not be able to increase revenue or achieve increased market acceptance of our products. To date, we have sold our products primarily through our direct sales force, have supported our customers through our consulting and customer support staff and alliance partners, and have developed and maintained our new products and product enhancements through our technical personnel. We believe that attracting and retaining these personnel may be challenging for us because:

     .  the market for business integration software is still emerging,

     .  we have not yet achieved broad market acceptance of our products,

     . the sales cycle for our product can be lengthy and, therefore, challenging for sales personnel, and

     . there is demand for such qualified personnel in the greater San Francisco metropolitan area.

OUR RECENT GROWTH AND CHANGES IN OUR PERSONNEL LEVELS MAY STRAIN OUR EXISTING RESOURCES. ANY FAILURE TO MANAGE THIS GROWTH EFFECTIVELY MAY CAUSE OUR REVENUES TO DECLINE OR FAIL TO GROW.

     Our recent growth, changes in personnel levels and our future sales growth plans may strain our personnel, management systems and resources, which could harm our business. To effectively manage and support our operations, we will be required to:

     .  integrate, train, motivate and manage our work force,

     . continue to improve our operational, financial and management controls, reporting systems and procedures, and

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

     Revenues from international sales represented 33% of total revenue for the first quarter of fiscal 2000 and 32% for the first quarter of fiscal 2001, and we expect to continue growing our international operations. We have committed resources to the opening of international offices and the expansion of international sales and support channels in advance of revenue. We expect to incur expenses for localizing our software for foreign markets. If our international expansion strategy does not generate sufficient revenue to offset these expenditures, our operating losses may increase.

IF WE FAIL TO ADAPT TO THE RAPID TECHNOLOGICAL CHANGE WHICH CHARACTERIZES OUR MARKET, WE COULD LOSE MARKET SHARE OR OUR PRODUCTS COULD BECOME OBSOLETE.

     The market for business integration software is characterized by:

       .  rapid technological change,

       .  frequent new product introductions and enhancements,

       .  uncertain product life cycles,

       .  changing customer requirements, and

       . evolving industry standards including Extensible Markup Language, or XML, Java 2 Enterprise Edition, or J2EE, and security-related standards such as Secure Sockets Layer, or SSL, and Secure Multipurpose Internet Mail Extension, or S/MIME.

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

     We currently serve a customer base with a wide variety of constantly changing hardware, software and networking platforms. If we are unable to provide and support our products on these multiple platforms, some prospective customers will not buy our products and our business may suffer.

IF WE ARE UNABLE TO BUILD AND MAINTAIN RELATIONSHIPS WITH APPLICATION SOFTWARE VENDORS, WE COULD BE UNABLE TO CREATE AND MAINTAIN OUR CONNECTIVITY PRODUCTS AND OUR REVENUE COULD BE HARMED.

     We have relationships with a number of application software vendors, including SAP AG, Oracle Corporation, Siebel Systems, Inc., Nortel Networks Corporation, i2 Technologies, Inc., BroadVision, Inc., Portal Software, Inc. and MetaSolv Software, Inc. and plan to establish more of these relationships in the future. These vendors provide access to their software and documentation, which enables us to develop connectivity solutions that are compatible with their products. If these relationships are terminated or restricted, or we are unsuccessful in establishing relationships with other vendors, our ability to develop connectivity solutions to integrate new and existing versions of these vendors' packaged enterprise applications may be harmed.

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

     .  increased service and warranty cost, or

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

     .  trade secrets, and

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

     . introductions of new products or new pricing policies by us or by our competitors,

     .  acquisitions or strategic alliances by us or by our competitors,

     .  departure or recruitment of key personnel,

     .  the gain or loss of significant customers,

     . changes in the estimates of our operating performance or changes in recommendations by securities analysts, and

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchanges rates.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The majority of our investments are in short-term investments principally consisting of commercial paper, government bonds and money-market institutions. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments.

     We develop products in the United States and sell primarily in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. A majority of sales are currently made in U.S. dollars; as a result, a strengthening of the dollar could make our products less competitive in foreign markets.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.


Item 2.  Changes in Securities and Use Of Proceeds.

     In June 2000, the Company completed its initial public offering ("IPO") of
4.6 million shares of its common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at a $10.00 per share pursuant to a Registration Statement on Form S-1 declared effective on June 1, 2000 by the Securities and Exchange Commission (File No. 333-96055). The Company realized aggregate net proceeds from the IPO of approximately $40.9 million. From the effective date of the registration statement through March 31, 2001, $11.9 million of the net proceeds from the offering have been used to fund working capital, general corporate purposes, sales and marketing efforts, additional research and development and capital expenditures made in the ordinary course of business. In addition, the Company applied $23.0 million of the net offering proceeds towards short-term investments and $6.0 million towards the purchase and installation of equipment, software and leasehold improvements. The Company may use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. The Company has no current plans, agreements or commitments of this nature, and is not currently engaged in any negotiations involving a transaction of this nature. Pending these uses, the Company intends to invest the net proceeds in short-term, interest-bearing, investment-grade securities.


Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission Of Matters to a Vote Of Security Holders.

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

  10.31 Separation Agreement and Mutual Release dated March 9, 2001 between CrossWorlds and Mark R. Kent.
  10.32 Loan Agreement and Promissory Note dated March 6, 2001 between CrossWorlds and Mark C. Bishof.
  10.33 Secured Loan Agreement, Secured Non-Recourse Promissory Note, Security Agreement dated April 26, 2000, and Secured Non-Recourse Promissory Note dated June 7, 2000 between CrossWorlds and Alfred J. Amoroso.

  (b)  Reports on Form 8-K:

  None.

                  CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Burlingame, state of California on May 14, 2001.


                                  CROSSWORLDS SOFTWARE, INC.
                                  (Registrant)


                                  By:   /s/  JAMES W. BUDGE
                                     -----------------------------

                                             James W. Budge
                                     Chief Financial Officer (Principal
                                       Financial and Accounting Officer)