Form 10-Q
period 2001-06-30
CROSSWORLDS SOFTWARE INC
filed 2001-08-13
CIK 1037834

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] ____ No [ ]


--------------------------------------------------------------------------------
The number of shares outstanding of the Registrant's Common Stock, par value $0.001, as of July 31, 2001 was 26,775,214.

                   CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                               Page
PART I  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets (Unaudited) as of June 30, 2001 and
         December 31, 2000 ............................................................    3
         Consolidated Condensed Statements of Operations (Unaudited) for the three and
         six months ended June 30, 2001 and 2000 ......................................    4
         Consolidated Condensed Statements of Cash Flows (Unaudited) for the six months
         ended June 30, 2001 and 2000 .................................................    5
         Notes to the Consolidated Condensed Financial Statements (Unaudited) .........    6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations ................................................................   10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..............   21

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings .......................................................   22

     Item 2.  Changes in Securities and Use of Proceeds ...............................   22

     Item 3.  Defaults Upon Senior Securities .........................................   22

     Item 4.  Submission of Matters to a Vote of Security Holders .....................   22

     Item 5.  Other Information .......................................................   22

     Item 6.  Exhibits and Reports on Form 8-K ........................................   23

Signature .............................................................................   24

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                      June 30,    December 31,
                                                        2001           2000
                                                       ------         ----

                            ASSETS

Current assets:
   Cash and cash equivalents .....................   $  22,645    $  22,532
   Short-term investments ........................       2,021       17,060
   Accounts receivable, net ......................      21,867       24,798
   Prepaid and other current assets ..............       5,615        3,723
                                                     ---------    ---------
     Total current assets ........................      52,148       68,113
   Property and equipment, net ...................       7,483        6,310
   Deposits and other assets .....................       1,011        1,345
                                                     ---------    ---------
     Total assets ................................   $  60,642    $  75,768
                                                     =========    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................   $   4,288    $   2,970
   Accrued payroll and related expenses ..........       5,394        6,036
   Accrued commissions ...........................       2,485        4,379
   Other accrued liabilities .....................       4,971        5,801
   Current portion of capital lease obligations ..         481          477
   Borrowings ....................................       2,404        2,936
   Deferred revenue ..............................      21,022       30,011
                                                     ---------    ---------
     Total current liabilities ...................      41,045       52,610
   Other long-term liabilities ...................         330          114
   Capital lease obligations, less current portion          89          325
                                                     ---------    ---------
     Total liabilities ...........................      41,464       53,049
                                                     ---------    ---------

Stockholders' equity:
   Common stock ..................................          27           26
   Additional paid-in capital ....................     156,966      156,934
   Deferred stock-based compensation .............      (1,325)      (2,645)
   Accumulated deficit ...........................    (136,490)    (131,596)
                                                     ---------    ---------
     Total stockholders' equity ..................      19,178       22,719
                                                     ---------    ---------
     Total liabilities and stockholders' equity ..   $  60,642    $  75,768
                                                     =========    =========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                   CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)
                                   (Unaudited)

                                                    Three months ended          Six months ended
                                                         June 30,                   June 30,
                                                         --------                   --------
                                                      2001        2000           2001         2000
                                                     ------      ------         ------        ----
Revenue:
     Software license ...........................   $  7,045    $  5,031       $ 16,115    $  8,214
     Service, maintenance and other .............     13,099       6,348         25,685      10,863
                                                    --------    --------       --------    --------
       Total revenue ............................     20,144      11,379         41,800      19,077
                                                    --------    --------       --------    --------

Cost of revenue:
     Software license and royalties .............        224         204            433         325
     Service, maintenance and other (1) .........      7,361       5,716         14,637      10,244
                                                    --------    --------       --------    --------
       Total cost of revenue ....................      7,585       5,920         15,070      10,569
                                                    --------    --------       --------    --------

         Gross profit ...........................     12,559       5,459         26,730       8,508
                                                    --------    --------       --------    --------

Operating expenses:
     Research and development (2) ...............      3,973       4,114          8,746       7,889
     Sales and marketing (3) ....................      7,335       8,242         15,807      14,630
     General and administrative (4) .............      2,980       2,436          6,746       5,089
     Amortization of deferred stock-based
       compensation .............................         95         852            393       1,560
                                                    --------    --------       --------    --------
       Total operating expenses .................     14,383      15,644         31,692      29,168
                                                    --------    --------       --------    --------

         Operating loss .........................     (1,824)    (10,185)        (4,962)    (20,660)
Other income (expense), net .....................         95      (1,029)            68      (1,412)
                                                    --------    --------       --------    --------
         Net loss ...............................   $ (1,729)   $(11,214)      $ (4,894)   $(22,072)
                                                    ========    ========       ========    ========

Net loss per share:
     Basic and diluted ..........................   $  (0.06)   $  (1.06)      $  (0.18)   $  (3.11)
     Weighted average shares used in computation      26,654      10,619         26,542       7,097


(1) Excludes stock-based compensation of $48 and $120 for the three months ended June 30, 2001 and 2000, and $23 and $206 for the six months ended June 30, 2001 and 2000, respectively.

(2) Excludes stock-based compensation of $(37) and $188 for the three months ended June 30, 2001 and 2000, and $118 and $367 for the six months ended June 30, 2001 and 2000, respectively.

(3) Excludes stock-based compensation of $68 and $440 for the three months ended June 30, 2001 and 2000, and $179 and $820 for the six months ended June 30, 2001 and 2000, respectively.

(4) Excludes stock-based compensation of $16 and $104 for the three months ended June 30, 2001 and 2000, and $73 and $167 for the six months ended June 30, 2001 and 2000, respectively.




  The accompanying notes are an integral part of these consolidated condensed financial statements.

                   CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                       Six months ended
                                                            June 30,
                                                            --------
                                                        2001        2000
                                                      --------    --------
Cash flows from operating activities:
  Net loss ........................................   $ (4,894)   $(22,072)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
       Depreciation ...............................      1,912       1,541
       Amortization of warrants for financing
           commitment .............................         --       1,406
       Amortization of deferred stock-based
         compensation .............................        393       1,560
       Changes in operating assets and liabilities:
         Accounts receivable ......................      2,931      (8,332)
         Prepaid and other current assets .........     (1,892)       (694)
         Other assets .............................        334      (1,489)
         Accounts payable .........................      1,318         649
         Accrued payroll and related expenses .....       (642)      1,078
         Accrued commissions ......................     (1,894)      1,108
         Other accrued liabilities ................       (913)      2,184
         Deferred revenue .........................     (8,989)     11,628
         Other long-term liabilities ..............        216          (9)
                                                      --------    --------
           Net cash used in operating activities ..    (12,120)    (11,442)
                                                      --------    --------

Cash flows from investing activities:
   Purchases of property and equipment ............     (3,081)     (1,358)
   Disposals of property and equipment ............         65        --
   Purchases of short-term investments ............     (2,021)       --
   Redemptions of short-term investments ..........     17,060        --
                                                      --------    --------
           Net cash provided by (used in)
             Investing activities .................     12,023      (1,358)
                                                      --------    --------

Cash flows from financing activities:
  Repayments of capital lease obligation and long-
    term debt......................................     (3,070)     (1,656)
  Proceeds from revolving credit facility .........      2,320        --
  Proceeds from issuance of common stock, net .....        960      53,395
                                                      --------    --------
           Net cash provided by financing
             activities ...........................        210      51,739
                                                      --------    --------
Net increase in cash and cash equivalents .........        113      38,939
Cash and cash equivalents at beginning of period ..     22,532      12,506
                                                      --------    --------
Cash and cash equivalents at end of period ........   $ 22,645    $ 51,445
                                                      ========    ========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                   CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated condensed statements of operations for the three and six months ended June 30, 2001 and 2000, statements of cash flows for the six months ended June 30, 2001 and 2000, and balance sheets at June 30, 2001 and December 31, 2000 have been prepared by CrossWorlds Software, Inc. (the "Company") on the same basis as the audited consolidated financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods presented. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of results for the entire fiscal year.


(2)  Revenue Recognition

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." When contracts contain multiple elements, wherein vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements using the "residual method" prescribed by AICPA Statement of Position 98-9, "Software Revenue Recognition, with Respect to Certain Arrangements." The Company's software arrangements typically involve significant production, customization, or modification of the software, or services that are essential to the functionality of the software and, as a result, software license revenue for the entire arrangement is generally recognized using the percentage-of-completion method. Progress toward completion is measured by achieving certain standard and objectively verifiable milestones present in each project. In certain instances, the Company may recognize software license revenue upon delivery when persuasive evidence of an arrangement exists, the fee is fixed and determinable, acceptance is certain, collection is probable, and the Company is not involved in significant production, customization, or modification of the software or services that are essential to the functionality of the software. In the event costs to complete a contract are expected to exceed anticipated revenue, a loss is accrued. To date, no such losses have been accrued. In certain circumstances where the Company is unable to estimate the amount of effort required to customize or implement the software license, revenue is recognized using the completed contract method. To date, no amounts have been recognized under the completed contract method. Consulting and training revenue is recognized as the services are performed. Maintenance revenue from customer support and product upgrades, including maintenance bundled with original software licenses, is deferred and recognized ratably over the term of the maintenance agreement, typically twelve months. When the Company enters into software arrangements with resellers, the Company does not recognize revenue until the reseller demonstrates it has entered into an arrangement with an end user that satisfies the Company's revenue recognition criteria. When the Company's services are essential to the end user implementation of the software sold by the reseller, the software license revenue for the arrangement is recognized using the percentage-of-completion method.


(3)  Comprehensive Income (Loss)

     The Company had no material components of other comprehensive income (loss) for any of the periods presented.


(4)  Net Loss Per Share

     Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares from options and warrants to purchase common stock and common stock subject to repurchase using the treasury stock method, and from convertible securities using the as-if converted method. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive.

     Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:


                                                      Three months ended        Six months ended
                                                           June 30,                 June 30,
                                                           --------                 --------
                                                       2001         2000        2001        2000
                                                       ----         ----        ----        ----
                                                        (In thousands)           (In thousands)
Stock options and warrants ..............                58        4,099        111         1,235
Common stock subject to repurchase.......                44          101         44          101

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                      Three months ended        Six months ended
                                                           June 30,                 June 30,
                                                           --------                 --------
                                                       2001         2000        2001        2000
                                                       ----         ----        ----        ----
                                                     (In thousands except     (In thousands except
                                                      per share amounts)       per share amounts)
Net loss ......................................   $ (1,729)   $(11,214)   $ (4,894)   $(22,072)
Weighted average shares of common stock
   outstanding ................................     26,698      10,720      26,586       7,198
Less:  weighted average common shares
   subject to repurchase ......................        (44)       (101)        (44)       (101)
                                                  --------    --------    --------    --------
Weighted average shares used in computing
   basic and diluted net loss per common share      26,654      10,619      26,542       7,097
Basic and diluted net loss per share ..........   $  (0.06)   $  (1.06)   $  (0.18)   $  (3.11)

(5)  Initial Public Offering

     In June 2000, the Company completed its initial public offering ("IPO") of
4.6 million shares of its common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at $10.00 per share. Upon the closing date of the IPO, all of the convertible preferred stock outstanding prior to the IPO was converted into approximately 16.5 million shares of common stock. The Company realized aggregate net proceeds from the IPO of approximately $40.9 million, after deducting IPO underwriting discounts and commissions of $3.2 million and offering expenses of approximately $1.9 million. From the effective date of the registration statement through June 30, 2001, $21.2 million of the net proceeds from the offering have been used to fund working capital, general corporate purposes, sales and marketing efforts, additional research and development, and capital expenditures made in the ordinary course of business. In addition, the Company applied $7.3 million towards the purchase and installation of equipment, software and leasehold improvements. $12.4 million of the net offering proceeds remain in cash and short-term investments.

 (6) Supplemental Cash Flow Information

                                                                      Six months ended
                                                                           June 30,
                                                                           --------
                                                                      2001         2000
                                                                      ----         ----
                                                                       (In thousands)
Cash paid during the period for interest.............                 $ 161        $ 401

Non-cash investing and financing activities:
  Issuance of common stock warrants for financing
     commitment......................................                    --        1,406
  Equipment acquired through equipment lease
     facility........................................                    --          301


(7)  Segment Reporting

     The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

     The following table presents geographical information about the Company's revenues:

                                                      Three months ended        Six months ended
                                                           June 30,                 June 30,
                                                           --------                 --------
In thousands                                            2001        2000         2001        2000
------------                                           ------      -------      ------      -------
North America....................................     $13,844       $7,416      $28,677     $12,700
Europe...........................................       6,184        3,963       12,901       6,377
Other............................................         116           --          222          --
                                                      -------      -------      -------     -------
   Total.........................................     $20,144      $11,379      $41,800     $19,077
                                                      =======      =======      =======     =======

     The following table presents geographical information about the Company's long-lived assets:

                                                                        June 30,       December 31,
In thousands                                                              2001             2000
--------------                                                         --------        -----------
North America...............................................            $15,396          $12,879
Europe......................................................              1,022            1,049
                                                                        -------          -------
   Total....................................................            $16,418          $13,928
                                                                        =======          =======


(8)      Restructuring and Related Expenses

     In April 2001, The Company announced a restructuring plan to streamline operations and reduce costs. Overall expense reductions were necessary to align the Company's cost structure with changing market conditions and to create a more flexible and efficient organization. The plan resulted in a reduction in total staff of approximately 7% and termination of office expansion plans.

     The following table summarizes the components of the restructuring and other non-recurring expenses, by geographic region (in thousands):

                                                    Severance
                                                       and
                                                     Benefits   Facilities  Other    Total
                                                     --------   ----------  -----    -----
     United States...............................      $252         $67       $3      $322
     Europe......................................        51          17       11        79
                                                       ----         ---      ---      ----
        Total....................................      $303         $84      $14      $401
                                                       ====         ===      ===      ====

         During October 2000, the Company entered into a lease agreement for an additional 44,455 square feet of office space. The term of the 8-year lease is expected to commence on August 15, 2001. As a result of the reduction in workforce, the Company does not expect to immediately occupy the space. The Company is exploring various alternatives with regards to the structure of the lease of the building, including plans to sublease the extra office space. However, due to the dramatic decline in lease rates and the increase in available lease space in the San Francisco Bay Area commercial real estate market, the Company may not be able to find a suitable sub-lessee for this space or a sub-lessee willing to pay a price equal to or greater than the rates required to be paid by the Company. Pending the outcome of possible alternatives, the Company may be required to record a loss on this space in the future.

(9)      Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interest method. SFAS 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company expects to adopt this statement at the beginning of fiscal 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

     The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and the related notes that appear elsewhere in this document.

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 12E of the Securities Exchange Act of 1934. These forward-looking statements are subject to business and economic risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of CrossWorlds Software, Inc. and its consolidated subsidiaries ("CrossWorlds" or the "Company") to differ materially from those expressed or implied by such forward-looking statements. Statements and information contained herein concerning markets for CrossWorlds' products and trends in financial results, and all other statements that include the word "may," "will," "should," "believe," "anticipate," "intend," "estimate," "expect," "project," "plan," "predict," "potential," "continue," "strategy" and other similar expressions constitute forward-looking statements. CrossWorlds' actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors and the risks to our business set forth herein and in our other Securities Exchange Commission Filings. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.


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


Revenue recognition policy

     Our software arrangements typically involve significant customization or implementation services. As a result, software license revenue is generally recognized using the percentage-of-completion method over the project implementation cycle, which typically ranges from three to nine months. In circumstances where we are unable to estimate the amount of effort required to customize or implement the software, software license revenue is recognized using the completed contract method. To date, we have not encountered any circumstances where we have recognized revenue under the completed contract method.

     We have recognized upon shipment, and may in the future recognize upon shipment, revenues for projects when our services are not essential to the functionality of the software. Consulting and service revenue is recognized as the services are performed. Maintenance revenue from customer support and product upgrades, including maintenance bundled with original software licenses, is deferred and recognized ratably over the term of the maintenance agreement. When we enter into software arrangements with resellers, we do not recognize revenue until the reseller demonstrates it has an arrangement with the end user that satisfies our revenue recognition criteria.

Our revenue recognition policy complies with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition."


Revenue mix

     As a result of our revenue recognition policy, which generally requires us to defer and recognize license revenue over the software customization or implementation period, the mix of license, service and other revenue for the current quarter does not necessarily reflect the mix in sales activities for the current quarter. For example, revenues recognized during the quarter ended June 30, 2001 generally resulted from sales made during the fourth quarter of fiscal 2000 and first quarter of fiscal 2001.


Results of Operations

     The following table sets forth the results of operations for the three months and six months ended June 30, 2001 and 2000 expressed as a percentage of total revenue.

                                                                     Three months                 Six months
                                                                    ended June 30,               ended June 30,
                                                                  ------------------          -------------------
                                                                  2001          2000          2001           2000
                                                                  ----          ----          ----           ----
Revenue:
     Software license......................................        35.0%         44.2%          38.6%         43.1%
     Service, maintenance and other........................        65.0          55.8           61.4          56.9
                                                                   ----          ----           ----          ----
     Total revenue.........................................       100.0         100.0          100.0         100.0
                                                                  -----         -----          -----         -----
Cost of revenue:
     Software license and royalties........................         1.1           1.8            1.0           1.7
     Service, maintenance and other........................        36.6          50.2           35.1          53.7
                                                                   ----          ----           ----          ----
     Total cost of revenue.................................        37.7          52.0           36.1          55.4
                                                                   ----          ----           ----          ----
          Gross margin.....................................        62.3          48.0           63.9          44.6
                                                                   ----          ----           ----          ----
Operating expenses:
     Research and development..............................        19.7          36.2           20.9          41.3
     Sales and marketing...................................        36.4          72.4           37.8          76.7
     General and administrative............................        14.8          21.4           16.2          26.7
     Amortization of deferred stock-based
        Compensation.......................................         0.5           7.5            0.9           8.2
                                                                    ---           ---            ---           ---
     Total operating expenses..............................        71.4         137.5           75.8         152.9
                                                                   ----         -----           ----         -----
          Operating loss...................................        (9.1)        (89.5)         (11.9)       (108.3)
Other income (expense), net................................         0.5          (9.0)           0.2          (7.4)
                                                                    ----         ------          ----         -----
          Net loss.........................................        (8.6)%       (98.5)%        (11.7)%      (115.7)%
                                                                   =====        ======         ======       =======

     Software license revenue. Total license revenue for the second quarter ended June 30, 2001 was $7.0 million, an increase of 40% over the same period in fiscal 2000. For the first half of fiscal 2001, license revenue was $16.1 million, an increase of 96% over the first half of 2000. The increase in license revenue resulted from progress towards project completion on increased sales to new and existing customers due in part to increased acceptance of our expanded product offering in the marketplace.

     Service, maintenance and other revenue. Service, maintenance and other revenue for the second quarter ended June 30, 2001 was $13.1 million, an increase of 106% over the same period in fiscal 2000. For the first half of fiscal 2001, service, maintenance and other revenue was $25.7 million, an increase of 136% compared to the first half of fiscal 2000. The increase was due to the increase in consulting, maintenance, and training fees associated with the increased number of licenses sold, and a larger installed license base.

     Cost of software license revenue and royalties. Cost of software license revenue and royalties consists of royalty payments to third parties for technology incorporated into our products. Cost of software license revenue and royalties for the three months ended June 30, 2001 was $0.2 million and 1.1% of total revenue compared to $0.2 million and 1.8% of total revenue for the same period in fiscal 2000. For the first half of fiscal 2001, cost of software license revenue and royalties was $0.4 million and 1.0% of total revenue compared to $0.3 million and 1.7% of total revenue for the same period in 2000. The percentage of revenue decreased year over year as a result of sales to repeat customers for which no additional royalties are due with certain third party technology vendors.

     Cost of service, maintenance and other revenue. Cost of service, maintenance and other revenues consists primarily of personnel, third-party consulting, and travel costs associated with implementation, support and training activities. Cost of service, maintenance and other revenue was $7.4 million and 36.6% of total revenue for the second quarter of fiscal 2001 compared to $5.7 million and 50.2% of total revenue for the same period in fiscal 2000. For the first half of fiscal 2001, cost of services, maintenance and other revenue was $14.6 million and 35.1% of total revenue versus $10.2 million and 53.7% of total revenue for the corresponding period in fiscal 2000. The percentage decrease year over year was due to higher revenues resulting from higher utilization of services personnel and rate increases for services and maintenance.

     Research and development expenses. Research and development expenses consist primarily of personnel and related costs incurred in the advancement and quality assurance activities related to our products. Research and development expenses were $4.0 million for the three months ended June 30, 2001, a decrease of 3% over the same period in fiscal 2000. The decrease was primarily due to lower contractor spending. For the first half of fiscal 2001, research and development expenses were $8.7 million, an increase of 11% compared to the first half of fiscal 2000. The increase was primarily due to an increase in personnel and third-party contractor costs associated with new product initiatives during the first quarter of 2001. Research and development expenses as a percentage of total revenue for the first quarter in fiscal 2001 were 19.7% compared to 36.2% for the same period in fiscal 2000. For the first half of fiscal 2001, research and development expenses as a percentage of total revenue were 20.9% versus 41.3% for the same period in fiscal 2000. The decrease as a percentage of total revenue was the result of growth in total revenue.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including trade shows and conferences and promotional materials. Sales and marketing expenses for the second quarter of fiscal 2001 were $7.3 million, a decrease of 11% over the same period in fiscal 2000. The decrease is primarily the result of reduced average commission and bonus rates in the second quarter of 2001. For the first half of fiscal 2001, sales and marketing expenses were $15.8 million, an increase of 8% compared to the same period in fiscal 2000. The increase was primarily the result of an increase in the number of sales and marketing employees and the new branding campaign launched in the first quarter of 2001. Sales and marketing expenses as a percentage of total revenue were 36.4% in the three months ended June 30, 2001 compared to 72.4% in the same period in fiscal 2000. For the first half of fiscal 2001, sales and marketing expenses as a percentage of total revenue were 37.8% versus 76.7% for the same period in fiscal 2000. The decline in sales and marketing expenses as a percentage of total revenue was the result of growth in total revenue.

     General and administrative expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions including executive, legal, finance, accounting, human resources, facilities, and information systems as well as bad debt expense. General and administrative expenses for the second quarter of fiscal 2001 were $3.0 million, an increase of 22% over the same period in fiscal 2000. For the first half of fiscal 2001, general and administrative expenses were $6.7 million, an increase of 33% over the same period in fiscal 2000. The increase was primarily a result of increased personnel costs, professional services, insurance and other costs necessary to support a public company. General and administrative expenses as a percentage of total revenue were 14.8% in the three months ended June 30, 2001 versus 21.4% for the same period in fiscal 2000. For the first half of fiscal 2001, general and administrative expenses as a percentage of total revenue were 16.2% compared to 26.7% in the same period in fiscal 2000. The decline in general and administrative expenses as a percentage of total revenue was the result of growth in total revenue.

     Amortization of deferred stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted. The difference is amortized on a straight-line basis over the vesting periods of the applicable options. Deferred stock-based compensation for the second quarter of fiscal 2001 was $95,000, a decrease of 89% over the same period in fiscal 2000. For the first half of fiscal 2001, deferred stock-based compensation was $0.4 million, a decrease of 75% compared to the same period in fiscal 2000. The decrease of this expense reflects employee attrition and no stock options being granted below fair value during 2001.

     Other income (expense), net. Other income and expense includes interest, foreign currency, and other miscellaneous income and expense items. Net other income for the second quarter ended June 30, 2001 was $95,000 compared to net other expense of $1.0 million during the same period in 2000. For the first half of fiscal 2001, net other income was $68,000 versus net other expense of $1.4 million during the same period in fiscal 2000. The increase in net other income was primarily due to the absence of amortization of a funding commitment that existed in the first and second quarters of fiscal 2000.

     Provision for income taxes. We incurred net operating losses in the three and six months ended June 30, 2001 and 2000 and when the likelihood of realizing the benefit of the net operating loss carryforward was considered, we incurred no income taxes or benefit in these periods.


Liquidity and Capital Resources

     In June 2000, we completed an initial public offering ("IPO") of 4.6 million shares of our common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at a price of $10.00 per share. The Company also completed a sale of 0.9 million shares of its common stock in private placements concurrent with the IPO at $9.30 per share. The aggregate net proceeds realized from the IPO and private placements were approximately $49.7 million. Prior to the IPO, we had financed our operations through private sales of preferred equity securities, totaling $85.7 million and commercial bank loans and equipment leases. As of June 30, 2001, we had $24.7 million in cash and short-term investments and $11.1 million in working capital.

     Net cash used in operating activities was $12.1 million for the six months ended June 30, 2001 and $11.4 million for the same period in fiscal 2000. Compared with the same period a year ago, the increase in net cash used in operations primarily reflects a decrease in deferred revenue, accrued commissions, and other accrued liabilities, offset by a decrease in net loss and accounts receivable.

     Net cash provided by investing activities was $12.0 million for the six months ended June 30, 2001 and $1.4 million used in the corresponding period in fiscal 2000. Cash provided by investing activities in the six months ended June 30, 2001 primarily reflect the net redemption of short-term high-grade investments previously purchased using our IPO cash proceeds. Net cash used by investing activities in the six months ended June 30, 2000 primarily reflect the net purchase of capital equipment. In April 1999, we began leasing equipment through a $1.5 million master lease agreement with a lender. As of June 30, 2001, we have used $0.6 million of this lease line.

     Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2001. Net cash provided by financing activities of $51.7 million for the six months ended June 30, 2000 was primarily from the net proceeds of our initial public offering, offset by repayments of subordinated debt and equipment loans.

     As of June 30, 2001, outstanding borrowings including capital leases were $3.0 million, which are payable through 2003. We have a revolving line of credit that provides for borrowings of up to $10.0 million based on 65% of eligible accounts receivable. Borrowings under this line of credit accrue interest that is payable monthly at 0.5% above prime rate. As of June 30, 2001, we had borrowings of $2.3 million against this line of credit. Borrowings are secured by all of our assets, and we have agreements that require us to comply with financial covenants. As of June 30, 2001, we were in compliance with these financial covenants.

     We believe that our current cash and investment balances and available borrowings under existing line of credit will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. After that we may require additional funds to support our working capital requirements, or for other purposes. We may also seek to raise additional funds through public or private equity financings or from other sources. However, there can be no assurance that we will be able to obtain adequate financing on favorable terms, if at all, at that time. Also, financing may dilute shareholder interests.

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

     We were incorporated in March 1996 and shipped our first products in November 1997. Because our operating history is limited, our future operating results and our future stock price are difficult to predict. We may not foresee trends that may emerge and harm our business, and we cannot forecast operating expenses based on our historical results. It is also difficult to plan to meet the challenges we face in the future, specifically:

     o   expanding our customer base;

     o   competing effectively with:

         o   other software vendors that offer business infrastructure products,

         o   systems integrators that develop customized solutions, and

         o   internal information technology departments of potential customers;
             and

     o   managing expanding operations.


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

     Our sales cycle varies typically from one to nine months because:

     o our business integration solutions are expensive, with high average selling prices,

     o our products solve complex problems and to generate sales we must spend significant time educating our potential customers about the uses and benefits of our products, and

     o some of our prospective customers evaluate our products on a trial basis before entering a sales contract.

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

     We derive a large majority of our revenue from sales of our software and related services to customers in the complex industrial manufacturing, process manufacturing, financial services, and telecommunications industries. Any significant decline in the demand for, and market acceptance of, our software in these industries, or any failure to increase our sales to industries other than complex industrial manufacturing, process manufacturing, financial services, and telecommunications could hurt the results of our operations. We expect that sales of our software and related services to customers in the complex industrial manufacturing, process manufacturing, financial services, and telecommunications industries will continue to account for a majority of our revenue.


OUR REVENUE WILL LIKELY DECLINE OR FAIL TO GROW IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL RELATIONSHIPS WITH SYSTEMS INTEGRATORS.

     We engage in joint sales, marketing and/or implementation efforts with a number of large systems integrators including Deloitte Consulting, PricewaterhouseCoopers, EDS, and Accenture. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. We rely on these firms to:

     o recommend our products during the evaluation stage of the purchasing process,

     o provide industry expertise for developing products aimed at specific industries,

     o    refer prospective customers to us,

     o    provide access to customers' executive-level decision makers, and

     o    provide implementation services for our products.

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


THE MARKET FOR BUSINESS INTEGRATION SOLUTIONS IS COMPETITIVE AND NEW COMPETITORS MAY INCREASE COMPETITIVE PRESSURES. AS A RESULT, WE MAY LOSE SALES AND MAY BE FORCED TO LOWER OUR PRICES, WHICH WOULD CAUSE A DECLINE IN OUR REVENUE.

     The market for our products is intensely competitive. It is expected to become increasingly competitive as current competitors enhance and expand their product offerings and new competitors enter the market. Competition could result in:

     o    price reductions,

     o    reduced gross margins, and

     o    loss of market share.

Any one of these results could significantly reduce our future revenues. Our current competitors include a number of companies offering alternative business infrastructure solutions.

To date, we have faced competition from:

     o   internal information technology departments of potential customers,

     o systems integrators and other information technology service providers, and

     o software vendors targeting one or more segments of our market, including Vitria Technology, Inc., webMethods, Inc., SeeBeyond Technology Corporation, TIBCO Software, Inc., and IBM Corporation.

New competitors, including Oracle Corporation, BEA Systems, Inc.,
Hewlett-Packard Company, Sun Microsystems, Inc. and Microsoft Corporation, are emerging and may rapidly acquire significant market share. Alliances among competitors may also pose a threat.


WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES. IF WE LOSE OUR RIGHT TO USE LICENSED TECHNOLOGY, OUR REVENUE COULD BE HARMED AND OUR COSTS COULD INCREASE.

     Our software products incorporate technology licensed to us by third parties, including BEA Systems, Inc., IBM Corporation, Borland Software Corporation and others, that provides important messaging, connectivity and other functionality. We depend on these third parties to deliver and support reliable products, and to enhance their products in response to industry trends and other technological changes. If we are unable to license such technology on commercially reasonable terms, it could harm our business by disrupting our operations, increasing our costs, impeding or delaying our sales and hindering our ability to support our existing customers.


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

     If we fail to retain or expand our direct sales force, or our consulting, business development, marketing, customer support and technical staffs, we may not be able to increase revenue or achieve increased market acceptance of our products. To date, we have sold our products primarily through our direct sales force, have supported our customers through our consulting and customer support staff and alliance partners, and have developed and maintained our new products and product enhancements through our technical personnel. We believe that attracting and retaining these personnel may be challenging for us because:

     o    the market for business integration software is still emerging,

     o    we have not yet achieved broad market acceptance of our products,

     o the sales cycle for our product can be lengthy and, therefore, challenging for sales personnel, and

o there is demand for such qualified personnel in the greater San Francisco metropolitan area.


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

     Our recent growth, changes in personnel levels and our future sales growth plans may strain our personnel, management systems and resources, which could harm our business. To effectively manage and support our operations, we will be required to:

     o  integrate, train, motivate and manage our work force,

     o continue to improve our operational, financial and management controls, reporting systems and procedures, and

     o maintain close coordination among our executive, engineering, accounting, finance, marketing, sales and operations organizations.

If we fail to manage and support our operations, our business will be harmed and our operating losses could increase.

OUR INTERNATIONAL OPERATIONS ARE EXPENSIVE AND CHALLENGING. IF OUR INTERNATIONAL OPERATIONS DO NOT PERFORM AS PROJECTED, OUR OPERATING LOSSES MAY INCREASE.

     Revenues from international sales represented 32% of total revenue for the three months ended June 30, 2001 and 35% for the six months ended June 30, 2001, and we expect to continue growing our international operations. We have committed resources to the opening of international offices and the expansion of international sales and support channels in advance of revenue. We expect to incur expenses for localizing our software for foreign markets. If our international expansion strategy does not generate sufficient revenue to offset these expenditures, our operating losses may increase.


IF WE FAIL TO ADAPT TO THE RAPID TECHNOLOGICAL CHANGE WHICH CHARACTERIZES OUR MARKET, WE COULD LOSE MARKET SHARE OR OUR PRODUCTS COULD BECOME OBSOLETE.

     The market for business integration software is characterized by:

          o  rapid technological change,

          o  frequent new product introductions and enhancements,

          o  uncertain product life cycles,

          o  changing customer requirements, and

          o evolving industry standards including Extensible Markup Language, or XML, Java 2 Enterprise Edition, or J2EE, and security-related standards.

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


IF WE ARE UNABLE TO BUILD AND MAINTAIN RELATIONSHIPS WITH APPLICATION SOFTWARE VENDORS, WE COULD BE UNABLE TO CREATE, MAINTAIN AND SUPPORT OUR CONNECTIVITY PRODUCTS AND OUR REVENUE COULD BE HARMED.

     We have relationships with a number of application software vendors, including SAP AG, Oracle Corporation, Siebel Systems, Inc., Nortel Networks Corporation, i2 Technologies, Inc., BroadVision, Inc., Portal Software, Inc. and MetaSolv Software, Inc. and plan to establish more of these relationships in the future. These vendors provide access to their software, technical support and documentation, which enables us to develop, maintain and support connectivity solutions that are compatible with their products. If these relationships are terminated or restricted, or we are unsuccessful in establishing relationships with other vendors, our ability to develop connectivity solutions to integrate new and existing versions of these vendors' packaged enterprise applications may be harmed.

THE COST AND COMPLEXITY OF IMPLEMENTING OUR PRODUCTS COULD HARM OUR REPUTATION, WHICH MAY DIMINISH OUR REVENUES.

     Business integration software is often implemented as part of complex, time consuming and expensive customer projects. If our customers are dissatisfied with the implementation process, our ability to license further products to these customers could be harmed, our reputation may be harmed, and these customers may be reluctant to recommend our products to prospective customers.


DEFECTS IN OR SLOW PERFORMANCE OF OUR SOFTWARE PRODUCTS COULD DIMINISH DEMAND FOR OUR PRODUCTS AND CAUSE COSTLY LIABILITY, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     Our software products may contain undetected errors that cause slow performance or other defects, especially when first introduced or when new versions are released. Any such errors or defects could result in:

     o    loss of revenue,

     o    delay in market acceptance,

     o    diversion of development and other resources,

     o    distraction of management,

     o    damage to our customer relationships or reputation,

     o    increased service and warranty cost, and/or

     o    costly litigation defense.

In particular, legal damages sought by our customers for loss of data, lost revenue, systems costs or other harm they may suffer could be high because our software products are critical to our customers' business operations.


BECAUSE OUR PRODUCTS COULD INTERFERE WITH OUR CUSTOMERS' OTHER SOFTWARE APPLICATIONS AND HARDWARE, WE MAY BE SUBJECT TO CLAIMS BY THESE CUSTOMERS, WHICH MAY BE COSTLY AND MAY NOT BE ADEQUATELY COVERED BY INSURANCE.

     Our business integration software is integrated with our customers' other software and their networks. Customers or others may bring product liability or warranty claims based on damage to, or interference with, these networks or applications. Any of these claims could result in costly litigation and/or divert resources and management's attention. Our current insurance coverage may be insufficient to protect us from liability that may be imposed for these types of claims.


OUR FAILURE TO SAFEGUARD OUR INTELLECTUAL PROPERTY COULD REDUCE OUR REVENUES, OR CAUSE US TO INCUR COSTLY LITIGATION.

     The value of our software products arises from the intellectual property in those products. We rely primarily on a combination of:

     o    patents,

     o    copyrights,

     o    trademarks,

     o    trade secrets, and

     o contractual obligations with employees and third parties to protect the proprietary aspects of our technology.

The legal protection provided by these means is limited. Unauthorized parties may copy aspects of our products and obtain and use information that we believe is proprietary. Other parties may breach confidentiality agreements or other protective contracts they have made with us. The laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Litigation may be necessary to enforce our intellectual property rights. Intellectual property litigation has an uncertain outcome and could result in substantial costs and diversion of resources and management's attention.


BECAUSE OUR MARKET IS NEW, COMPETITIVE AND DEPENDENT UPON INTELLECTUAL PROPERTY RIGHTS, WE COULD FACE COSTLY LITIGATION BROUGHT BY THIRD PARTIES FOR INFRINGEMENT OF THEIR RIGHTS.

     We may be subject to legal proceedings and claims for alleged infringement of third party proprietary rights, including patents, trademarks or copyrights. Any litigation could result in substantial costs and diversion of resources and management's attention. Parties making infringement claims against us may obtain judgments against us, which could prevent us from selling our products or require us to enter into royalty or license agreements which are disadvantageous to us.


BECAUSE THE MARKET FOR STOCKS OF TECHNOLOGY COMPANIES HAS EXPERIENCED EXTREME PRICE AND VOLUME FLUCTUATIONS, OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD HARM THE MARKET PRICE OF OUR COMMON STOCK AND LEAD TO SECURITIES LITIGATION.

     Many factors, including the following, could cause the market price of our common stock to fluctuate:

o variations in quarterly results by us, our competitors, or other high-technology companies,

o        announcements of technological innovations by us or by our competitors,

o introductions of new products or new pricing policies by us or by our competitors,

o        acquisitions or strategic alliances by us or by our competitors,

o        departure or recruitment of key personnel,

o        the gain or loss of significant customers,

o changes in the estimates of our operating performance or changes in recommendations by securities analysts, and

o        market conditions in the industry and the economy as a whole.

     Furthermore, the market for stocks of technology companies has experienced extreme price and volume fluctuations sometimes unrelated to these companies' operating performance. Such fluctuations could harm the market price of our common stock regardless of our actual operating performance.

     In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert resources and management's attention, which could harm our business.


FAILURE TO RAISE ADDITIONAL CAPITAL, OR TO GENERATE THE SUBSTANTIAL CAPITAL REQUIRED TO EXPAND OUR OPERATIONS AND INVEST IN NEW PRODUCTS, COULD REDUCE OUR ABILITY TO COMPETE AND RESULT IN LOWER REVENUES.

     In the future, we may need to raise additional funds to:

     o   develop or enhance our software or services,

     o   acquire technologies or businesses,

     o   expand operations, or

     o   respond to competitive pressures or unexpected capital requirements.

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

     We develop products in the United States and sell primarily in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Substantially all of sales are currently made in U.S. dollars; as a result, a strengthening of the dollar could make our products less competitive in foreign markets.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.


Item 2.  Changes in Securities and Use Of Proceeds.

     In June 2000, the Company completed its initial public offering ("IPO") of
4.6 million shares of its common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at a $10.00 per share pursuant to a Registration Statement on Form S-1 declared effective on June 1, 2000 by the Securities and Exchange Commission (File No. 333-96055). The Company realized aggregate net proceeds from the IPO of approximately $40.9 million. From the effective date of the registration statement through June 30, 2001, $21.2 million of the net proceeds from the offering have been used to fund working capital, general corporate purposes, sales and marketing efforts, additional research and development and capital expenditures made in the ordinary course of business. In addition, the Company applied proceeds of $7.3 million towards the purchase and installation of equipment, software and leasehold improvements. $12.4 million of the net offering proceeds remain in cash and short-term investments. The Company may use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. The Company has no current plans, agreements or commitments of this nature, and is not currently engaged in any negotiations involving a transaction of this nature. Pending these uses, the Company intends to invest the net proceeds in short-term, interest-bearing, investment-grade securities.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission Of Matters to a Vote Of Security Holders.

     At the Company's Annual Meeting on May 22, 2001, the stockholders approved the following two items:

1.   The election of the following individuals as directors of the Company:

                                     For          Withheld
                                    ----------    ----------
     Alfred J. Amoroso              16,462,041       164,669
     Katrina A. Garnett             16,447,174       179,536
     Terence J. Garnett             16,445,174       181,536
     Andrew K. Ludwick              16,590,500        36,210
     Albert A. Pimentel             16,590,700        36,010
     Colin F. Raymond               16,590,700        36,010

2. The ratification and appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

     For:             16,617,660
     Against:              5,265
     Abstain:              3,785


Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          10.34 Fourth Amendment, dated as of July 17, 2000, to lease between CrossWorlds and EOP-Bay Park Plaza, L.L.C., dated as of December 6, 1996.

          10.35 Fifth Amendment, dated as of August 15, 2000, to lease between CrossWorlds and EOP-Bay Park Plaza, L.L.C., dated as of December 6, 1996.

          10.36 Sixth Amendment, dated as of October 13, 2000, to lease between CrossWorlds and EOP-Bay Park Plaza, L.L.C., dated as of December 6, 1996.

          10.38 Seventh Amendment, dated as of March 13, 2001, to lease between CrossWorlds and EOP-Bay Park Plaza, L.L.C., dated as of December 6, 1996.

          10.39 Loan Modification Agreement, dated as of March 26, 2001, between CrossWorlds and Silicon Valley Bank

          10.40 Loan Modification Agreement, dated as of April 27, 2001, between CrossWorlds and Silicon Valley Bank

          10.41 Loan Modification Agreement, dated as of June 18, 2001, between CrossWorlds and Silicon Valley Bank

     (b) Reports on Form 8-K:

         None.

                   CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Burlingame, state of California on August 13, 2001.


                                      CROSSWORLDS SOFTWARE, INC.
                                      (Registrant)


                                      By:  /s/JAMES W. BUDGE
                                          --------------------------------------
                                          James W. Budge
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)