Form 10-Q
period 2001-09-30
CROSSWORLDS SOFTWARE INC
filed 2001-11-13
CIK 1037834

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the Registrant's Common Stock, par value $0.001, as of October 31, 2001 was 27,023,627.

================================================================================

                   CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets (Unaudited) as of September 30, 2001 and
         December 31, 2000 ......................................................................    3
         Consolidated Condensed Statements of Operations (Unaudited) for the three and
         nine months ended September 30, 2001 and 2000 ..........................................    4
         Consolidated Condensed Statements of Cash Flows (Unaudited) for the nine months
         ended September 30, 2001 and 2000 ......................................................    5
         Notes to the Consolidated Condensed Financial Statements (Unaudited) ...................    6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations .....................................................................    10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........................    22

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings .................................................................    24

     Item 2.  Changes in Securities and Use of Proceeds .........................................    24

     Item 3.  Defaults Upon Senior Securities ...................................................    24

     Item 4.  Submission of Matters to a Vote of Security Holders ...............................    24

     Item 5.  Other Information .................................................................    24

     Item 6.  Exhibits and Reports on Form 8-K ..................................................    24

Signature .......................................................................................    26

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                               September 30,  December 31,
                                                                  2001          2000
                                                                 ------         ----

                            ASSETS
Current assets:
   Cash and cash equivalents ...............................       $ 22,122      $ 22,532
   Short-term investments ..................................             --        17,060
   Accounts receivable, net ................................         12,340        24,798
   Prepaid and other current assets ........................          5,723         3,723
                                                                  ---------    ----------
     Total current assets ..................................         40,185        68,113
   Property and equipment, net .............................          7,816         6,310
   Deposits and other assets ...............................            946         1,345
                                                                  ---------    ----------
     Total assets ..........................................       $ 48,947      $ 75,768
                                                                  =========    ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................       $  2,971      $  2,970
   Accrued payroll and related expenses ....................          5,928         6,036
   Accrued commissions .....................................          2,251         4,379
   Other accrued liabilities ...............................          5,908         5,801
   Current portion of capital lease obligations ............            415           477
   Borrowings ..............................................          1,458         2,936
   Deferred revenue ........................................         11,255        30,011
                                                                  ---------    ----------
     Total current liabilities .............................         30,186        52,610
   Other long-term liabilities .............................            911           114
   Capital lease obligations, less current portion .........             43           325
                                                                  ---------    ----------
     Total liabilities .....................................         31,140        53,049
                                                                  ---------    ----------
Stockholders' equity:
   Common stock ............................................             27            26
   Additional paid-in capital ..............................        156,966       156,934
   Deferred stock-based compensation .......................         (1,148)       (2,645)
   Accumulated deficit .....................................       (138,038)     (131,596)
                                                                  ---------    ----------
     Total stockholders' equity ............................         17,807        22,719
                                                                  ---------    ----------
     Total liabilities and stockholders' equity ............       $ 48,947      $ 75,768
                                                                  =========    ==========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                  Three months ended         Nine months ended
                                                                     September 30,             September 30,
                                                                     -------------             -------------
                                                                  2001          2000         2001         2000
                                                                 ------        ------       ------        ----
Revenue:
     Software license ......................................      $ 10,617       $ 6,552     $ 26,732      $ 14,766
     Service, maintenance and other ........................        11,105         8,503       36,790        19,366
                                                                  --------     ---------    ---------     ---------
       Total revenue .......................................        21,722        15,055       63,522        34,132
                                                                  --------     ---------    ---------     ---------
Cost of revenue:
     Software license and royalties ........................           259           272          692           597
     Service, maintenance and other (1) ....................         6,776         6,879       21,413        17,123
                                                                  --------     ---------    ---------     ---------
       Total cost of revenue ...............................         7,035         7,151       22,105        17,720
                                                                  --------     ---------    ---------     ---------

         Gross profit ......................................        14,687         7,904       41,417        16,412
                                                                  --------     ---------    ---------     ---------
Operating expenses:
     Research and development (2) ..........................         4,272         4,423       13,018        12,312
     Sales and marketing (3) ...............................         7,297         7,976       23,104        22,606
     General and administrative (4) (5) ....................         4,531         3,454       11,277         8,543
     Amortization of deferred stock-based
       Compensation ........................................           177           633          570         2,193
                                                                  --------     ---------    ---------     ---------
       Total operating expenses ............................        16,277        16,486       47,969        45,654
                                                                  --------     ---------    ---------     ---------

         Operating loss ....................................        (1,590)       (8,582)      (6,552)      (29,242)
Other income (expense), net                                             42           723          110          (689)
                                                                  --------     ---------    ---------     ---------
         Net loss ..........................................       $(1,548)      $(7,859)     $(6,442)     $(29,931)
                                                                  ========     =========    =========     =========
Net loss per share:
     Basic and diluted .....................................       $ (0.06)      $ (0.30)     $ (0.24)     $  (2.26)
     Weighted average shares used in computation ...........        26,754        25,849       26,616        13,266

(1) Excludes stock-based compensation of $39 and $100 for the three months ended September 30, 2001 and 2000, and $62 and $306 for the nine months ended September 30, 2001 and 2000, respectively.
(2) Excludes stock-based compensation of $34 and $128 for the three months ended September 30, 2001 and 2000, and $152 and $495 for the nine months ended September 30, 2001 and 2000, respectively.
(3) Excludes stock-based compensation of $100 and $240 for the three months ended September 30, 2001 and 2000, and $279 and $1,061 for the nine months ended September 30, 2001 and 2000, respectively.
(4) Excludes stock-based compensation of $4 and $165 for the three months ended September 30, 2001 and 2000, and $77 and $331 for the nine months ended September 30, 2001 and 2000, respectively.
(5) Includes special charges of $2,244 on lease loss for the three months ended September 30, 2001.

                   CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       Nine months ended
                                                                                       -----------------
                                                                                         September 30,
                                                                                         -------------
                                                                                        2001         2000
                                                                                        ----         ----
Cash flows from operating activities:
 Net loss ......................................................................    $  (6,442)    $(29,931)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation .............................................................        2,821        2,237
      Amortization of warrants for financing
       commitment ..............................................................           --        1,406
      Amortization of deferred stock-based
       compensation ............................................................          570        2,193
      Changes in operating assets and liabilities:
        Accounts receivable ....................................................       12,458      (10,077)
        Prepaid and other current assets .......................................       (2,000)      (1,141)
        Other assets ...........................................................          399       (1,351)
        Accounts payable .......................................................            1        1,175
        Accrued payroll and related expenses ...................................         (108)       2,584
        Accrued commissions ....................................................       (2,128)         672
        Other accrued liabilities ..............................................           65        3,865
        Deferred revenue .......................................................      (18,756)      15,154
        Other long-term liabilities ............................................          797           (9)
                                                                                    ---------     --------
          Net cash used in operating activities ................................      (12,323)     (13,223)
                                                                                    ---------     --------
Cash flows from investing activities:
 Purchases of property and equipment ...........................................       (4,257)      (2,988)
 Purchases of short-term investments ...........................................       (8,813)          --
 Redemptions of short-term investments .........................................       25,873           --
                                                                                    ---------     --------
          Net cash provided by (used in)
           investing activities... .............................................       12,803       (2,988)
                                                                                    ---------     --------
Cash flows from financing activities:
 Repayments of capital lease obligation and
    borrowings .................................................................       (5,670)      (2,440)
 Proceeds from revolving credit facility .......................................        3,820           --
 Proceeds from issuance of common stock, net ...................................          960       53,964
                                                                                    ---------     --------
          Net cash provided by (used in) financing
           activities ..........................................................         (890)      51,524
                                                                                    ---------     --------

Net increase (decrease) in cash and cash equivalents ...........................         (410)      35,313
Cash and cash equivalents at beginning of period ...............................       22,532       12,506
                                                                                    ---------     --------
Cash and cash equivalents at end of period .....................................    $  22,122     $ 47,819
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

                   CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated condensed statements of operations for the three and nine months ended September 30, 2001 and 2000, statements of cash flows for the nine months ended September 30, 2001 and 2000, and balance sheets at September 30, 2001 and December 31, 2000 have been prepared by CrossWorlds Software, Inc. (the "Company") on the same basis as the audited consolidated financial statements and reflect all normal recurring and other adjustments which are, in the opinion of management, necessary to present fairly the financial position and the results of operations for the interim periods presented. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of results for the entire fiscal year.

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

     Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

                                                           Three months ended     Nine months ended
                                                             September 30,          September 30,
                                                             2001     2000          2001     2000
                                                             ----     ----          ----     ----
                                                             (In thousands)         (In thousands)
Stock options and warrants ...........................        203     5,592          142     4,507
Common stock subject to repurchase ...................         21        86           21        86

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                           Three months ended    Nine months ended
                                                             September 30,          September 30,
                                                             -------------          -------------
                                                            2001       2000        2001       2000
                                                            ----       ----        ----       ----
                                                          (In thousands except  (In thousands except
                                                           per share amounts)    per share amounts)
Net loss .............................................     $ (1,548)  $ (7,859)  $ (6,442)  $ (29,931)

Weighted average shares of common stock
   Outstanding .......................................       26,775     25,935     26,637      13,352
Less:  weighted average common shares
   subject to repurchase .............................          (21)       (86)       (21)        (86)
                                                           ---------  ---------  ---------  ---------
Weighted average shares used in computing
   basic and diluted net loss per common share .......       26,754     25,849     26,616      13,266

Basic and diluted net loss per share .................     $  (0.06)  $  (0.30)  $  (0.24)  $   (2.26)

 (5) Supplemental Cash Flow Information

                                                                       Nine months ended
                                                                         September 30,
                                                                         -------------
                                                                       2001         2000
                                                                      ------       ------
                                                                       (In thousands)
Cash paid during the period for interest ................             $ 175        $  552

Non-cash investing and financing activities:
  Issuance of common stock warrants for financing
     commitment .........................................                --         1,406
  Equipment acquired through equipment lease
     facility ...........................................                --           301

(6)  Segment Reporting

     The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated condensed financial statements.

     The following table presents geographical information about the Company's revenues:

                                              Three months ended        Nine months ended
                                                September 30,             September 30,
                                                -------------             -------------
In thousands                                   2001        2000          2001       2000
------------                                 -------      -------      -------     -------
North America .............................  $13,797      $ 8,923      $42,475     $21,623
Europe ....................................    7,853        6,060       20,753      12,437
Other .....................................       72           72          294          72
                                             -------      -------      -------     -------
   Total ..................................  $21,722      $15,055      $63,522     $34,132
                                             =======      =======      =======     =======

     The following table presents geographical information about the Company's long-lived assets (at cost):

                                                               September 30,     December 31,
In thousands                                                        2001             2000
--------------                                                 -------------     ------------
North America ..............................................       $16,576          $12,879
Europe .....................................................         1,020            1,049
                                                                   -------          -------
   Total ...................................................       $17,596          $13,928
                                                                   =======          =======

(7)  Special Charges and Related Expenses

     In April 2001, the Company announced a plan to streamline operations and reduce costs. Overall expense reductions were necessary to align the Company's cost structure with changing market conditions and to create a more flexible and efficient organization. The plan resulted in a reduction in total staff of approximately 7% or 23 people throughout the organization and delay of office expansion plans. The reduction in staff was completed during the three months ended June 30, 2001.

     The following table summarizes the components of the special charges and other non-recurring expenses, by geographic region for the three months ended June 30, 2001 (in thousands):

                                                    Severance
                                                       and
                                                     Benefits   Facilities   Other   Total
                                                     --------   ----------   -----   -----
     United States ...............................     $252         $67       $ 3     $322
     Europe ......................................       51          17        11       79
                                                       ----         ---       ---     ----
        Total ....................................     $303         $84       $14     $401
                                                       ====         ===       ===     ====

         During October 2000, the Company entered into a lease agreement for an additional 44,455 square feet of office space. The term of the 8-year lease commenced on August 15, 2001. The Company has not occupied the space, but has and continues to explore various alternatives with regards to the structure of the lease of the building, including plans to sublease the extra office space. Due to the dramatic decline in lease rates and the increase in available lease space in the San Francisco Bay Area commercial real estate market, the Company may not be able to find a suitable sub-lessee for this space or a sub-lessee willing to pay a price equal to or greater than the rates required to be paid by the Company. Accordingly, during the three months ended September 30, 2001, the Company recorded a $2.2 million charge for sublease losses over an estimated 17-month sublease period. The Company plans on fully utilizing this space after the 17-month period. Pending ongoing evaluation and market conditions, the Company may be required to record additional losses on the space in the future.

(8)  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142,

"Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interest method. The Company is required to adopt the provisions of SFAS 141 immediately. SFAS 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company expects to adopt this statement at the beginning of fiscal 2002. As the Company has not completed any business combinations through September 30, 2001, the Company believes that these standards will not have a material impact on its consolidated financial position or operating results.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), in August 2001, and Statement of Financial Accounting Standard 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), in October 2001. SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs the obligation. SFAS 144 serves to clarify and further define the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 effective January 1, 2002, and SFAS 143 effective January 1, 2003. The effect of adopting these statements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

(9)  Subsequent Events

     On October 30, 2001, the Company and International Business Machines Corporation ("IBM") announced they had entered into an Agreement and Plan of Merger dated as of October 29, 2001 (the "Agreement") by and among IBM, Duke Acquisition Corporation (a wholly owned subsidiary of IBM), and the Company. Under the terms of the Agreement, each outstanding share of the Company's common stock will be converted into the right to receive $4.65 in cash, without interest. The merger has been approved by the boards of directors of both the Company and IBM and is subject to various closing conditions, including the expiration or early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and approval of the Agreement by the shareholders of the Company. If the merger is completed, the Company will become a wholly owned subsidiary of IBM. The transaction is expected to close in the first quarter of 2002.

     On November 2, 2001, two actions, Neil Macklin vs. CrossWorlds Software, Inc. et al. and Carl Rongo vs. CrossWorlds Software, Inc. et al., were filed in the Superior Court of the State of California for the County of San Mateo. In these actions the plaintiffs named as defendants the Company and the directors of the Company. The complaint purports to assert claims on behalf of all public stockholders of CrossWorlds who are similarly situated with the plaintiff. The complaint alleges that the Company and the members of the Company's Board of Directors have breached their fiduciary duties to CrossWorlds' public stockholders, that the directors engaged in self-dealing in connection with their approval of the merger and that the directors failed to take steps to maximize the value of CrossWorlds to its public stockholders. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the merger. The Company believes that the allegations are without merit and intends to vigorously contest this action. There can, however, be no assurance that the Company or the other defendants will be successful in their defense of this action.

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

     This quarterly report on Form 10-Q contains certain statements in connection with an announcement by International Business Machines Corporation ("IBM") and CrossWorlds that they have entered into a merger agreement contemplating a merger of a wholly-owned subsidiary of IBM with and into the Company. In connection with the merger, CrossWorlds will be filing a proxy statement with the Securities and Exchange Commission. STOCKHOLDERS OF CROSSWORLDS ARE URGED TO READ THE PROXY STATEMENT WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT CROSSWORLDS, THE MERGER AND RELATED MATTERS Investors and security holders can obtain free copies of the proxy statement when it becomes available by contacting Investor Relations, CrossWorlds Software, Inc., 577 Airport Boulevard, Burlingame, California 94010 (Telephone: (650) 685-9000). Investors and security holders will be able to obtain free copies of the proxy statement and other documents filed by CrossWorlds and IBM with the Securities and Exchange Commission in connection with the merger at the SEC's web site at www.sec.gov.
                                         -----------

     CrossWorlds, IBM and their respective directors, executive officers and certain members of management and other employees may be deemed to be participants in the solicitation of proxies of CrossWorlds' stockholders to approve the proposed merger. Such individuals may have interests in the merger, including as a result of holding options or shares of CrossWorlds stock. A detailed list of the names, affiliations and interests of the participants in the solicitation will be contained in the proxy statement that will be filed by CrossWorlds with the SEC.

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

     We have recognized upon shipment, and may in the future recognize upon shipment, revenues for projects when our services are not essential to the functionality of the software. Service revenue is recognized as the services are performed. Maintenance revenue from customer support and product upgrades, including maintenance bundled with original software licenses, is deferred and recognized ratably over the term of the maintenance agreement. When we enter into software arrangements with resellers, we do not recognize revenue until the reseller demonstrates it has an arrangement with the end user that satisfies our revenue recognition criteria. Our revenue recognition policy complies with the American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" as amended.

Revenue mix

     As a result of our revenue recognition policy, which generally requires us to defer and recognize license revenue over the software customization or implementation period, the mix of license, service and other revenue for the current quarter does not necessarily reflect the mix in sales activities for the current quarter. For example, revenues recognized during the quarter ended September 30, 2001 generally resulted from sales made during the first and second quarters of fiscal 2001.

Results of Operations

     The following table sets forth the results of operations for the three months and nine months ended September 30, 2001 and 2000 expressed as a percentage of total revenue.

                                                                     Three months               Nine months
                                                                 ended September 30,         ended September 30,
                                                                 -------------------         -------------------
                                                                  2001          2000          2001           2000
                                                                  ----          ----          ----           ----
Revenue:
     Software license .....................................        48.9%         43.5%          42.1%         43.3%
     Service, maintenance and other .......................        51.1          56.5           57.9          56.7
                                                                  -----         -----          -----         -----
     Total revenue ........................................       100.0         100.0          100.0         100.0
                                                                  -----         -----          -----         -----
Cost of revenue:
     Software license and royalties .......................         1.2           1.8            1.1           1.7
     Service, maintenance and other .......................        31.2          45.7           33.7          50.2
                                                                  -----         -----          -----         -----
     Total cost of revenue ................................        32.4          47.5           34.8          51.9
                                                                  -----         -----          -----         -----
          Gross margin ....................................        67.6          52.5           65.2          48.1
                                                                  -----         -----          -----         -----
Operating expenses:
     Research and development .............................        19.7          29.4           20.5          36.1
     Sales and marketing ..................................        33.6          53.0           36.4          66.2
     General and administrative ...........................        20.8          22.9           17.7          25.1

     Amortization of deferred stock-based
        compensation ......................................         0.8           4.2            0.9           6.4
                                                                  -----        ------         ------        ------
     Total operating expenses .............................        74.9         109.5           75.5         133.8
                                                                  -----        ------         ------        ------
          Operating loss ..................................        (7.3)        (57.0)         (10.3)        (85.7)
Other income (expense), net ...............................         0.2           4.8            0.2          (2.0)
                                                                  -----        ------         ------        ------
          Net loss ........................................        (7.1)%       (52.2)%        (10.1)%       (87.7)%
                                                                  =====        ======         ======        ======

     Software license revenue. Total license revenue for the third quarter ended September 30, 2001 was $10.6 million, an increase of 62% over the same period in fiscal 2000. For the nine months ended September 30, 2001, license revenue was $26.7 million, an increase of 81% over the same period in fiscal 2000. The increase in license revenue resulted from progress towards project completion on increased sales to new and existing customers.

     Service, maintenance and other revenue. Service, maintenance and other revenue for the third quarter ended September 30, 2001 was $11.1 million, an increase of 31% over the same period in fiscal 2000. For the nine months ended September 30, 2001, service, maintenance and other revenue was $36.8 million, an increase of 90% compared to the same period in fiscal 2000. The increase was due to the increase in consulting, maintenance and maintenance renewals, and training fees associated with the increased number of licenses sold, and a larger installed license base.

     Cost of software license revenue and royalties. Cost of software license revenue and royalties consists of royalty payments to third parties for technology incorporated into our products. Cost of software license revenue and royalties for the three months ended September 30, 2001 was $0.3 million and 1.2% of total revenue compared to $0.3 million and 1.8% of total revenue for the same period in fiscal 2000. For the nine months ended September 30, 2001, cost of software license revenue and royalties was $0.7 million and 1.1% of total revenue compared to $0.6 million and 1.7% of total revenue for the same period in 2000. The percentage of revenue decreased year over year as a result of sales to repeat customers for which no additional royalties are due with certain third party technology vendors.

     Cost of service, maintenance and other revenue. Cost of service, maintenance and other revenues consists primarily of personnel, third-party consulting, and travel costs associated with implementation, support and training activities. Cost of service, maintenance and other revenue was $6.8 million and 31.2% of total revenue for the third quarter of fiscal 2001 compared to $6.9 million and 45.7% of total revenue for the same period in fiscal 2000. For the nine months ended September 30, 2001, cost of service, maintenance and other revenue was $21.4 million and 33.7% of total revenue versus $17.1 million and 50.2% of total revenue for the corresponding period in fiscal 2000. The percentage decrease year over year was due to higher revenues resulting from higher utilization of services personnel and internal resources, and rate increases for services and maintenance.

     Research and development expenses. Research and development expenses consist primarily of personnel and related costs incurred in the advancement and quality assurance activities related to our products. Research and development expenses were $4.3 million for the three months ended September 30, 2001, a decrease of 3% over the same period in fiscal 2000. The decrease was primarily due to a reduction in capital spending. For the nine months ended September 30, 2001, research and development expenses were $13.0 million, an increase of 6% compared to the same period in fiscal 2000. The increase was primarily due to an increase in personnel and third-party contractor costs associated with new product initiatives. Research and development expenses as a percentage of total revenue for the third quarter in fiscal 2001 were 19.7% compared to 29.4% for the same period in fiscal 2000. For the nine months ended September 30, 2001, research and development expenses as a percentage of total revenue were 20.5% versus 36.1% for the same period in fiscal 2000. The decrease as a percentage of total revenue was the result of growth in total revenue.

     Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including trade shows and conferences and promotional materials. Sales and marketing expenses for the third quarter of fiscal 2001 were $7.3 million, a decrease of 9% over the same period in fiscal 2000. The decrease was primarily due to lower average commission rates for 2001, offset by increased advertising costs. For the nine months ended September 30, 2001, sales and marketing expenses were $23.1 million, an increase of 2% compared to the same period in fiscal 2000.

The increase was primarily the result of an increase in the number of sales and marketing employees and the new branding campaign launched in the first quarter of 2001, offset by lower average commission rates. Sales and marketing expenses as a percentage of total revenue were 33.6% in the three months ended September 30, 2001 compared to 53.0% in the same period in fiscal 2000. For the nine months ended September 30, 2001, sales and marketing expenses as a percentage of total revenue were 36.4% versus 66.2% for the same period in fiscal 2000. The decline in sales and marketing expenses as a percentage of total revenue was the result of growth in total revenue.

     General and administrative expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions including executive, legal, finance, human resources, facilities, and information systems as well as bad debt expense. General and administrative expenses for the third quarter of fiscal 2001 were $4.5 million, an increase of 31% over the same period in fiscal 2000. During the third quarter of 2001, the Company recorded a $2.2 million special charge for sublease losses over an estimated 17-month sublease period. Excluding the special charge, general and administrative expenses were $2.3 million, a decrease of 34% over the same period in fiscal 2000. The decrease was attributable to general cost reduction measures. For the nine months ended September 30, 2001, general and administrative expenses were $11.3 million, an increase of 32% over the same period in fiscal 2000. The increase was primarily a result of the special charge related to sublease losses during the third quarter of 2001. Excluding the special charge, general and administrative expenses were $9.0 million, an increase of 6% over the same period in fiscal 2000. The increase was attributable to increased personnel costs, professional services, insurance and other costs necessary to support a public company. General and administrative expenses as a percentage of total revenue were 20.8% in the three months ended September 30, 2001 versus 22.9% for the same period in fiscal 2000. For the nine months ended September 30, 2001, general and administrative expenses as a percentage of total revenue were 17.7% compared to 25.1% in the same period in fiscal 2000. The decline in general and administrative expenses as a percentage of total revenue was the result of growth in total revenue.

     Amortization of deferred stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the deemed fair value of our common stock on the date certain stock options were granted. The difference is amortized on a straight-line basis over the vesting periods of the applicable options. Deferred stock-based compensation for the third quarter of fiscal 2001 was $0.2 million, a decrease of 72% over the same period in fiscal 2000. For the nine months ended September 30, 2001, deferred stock-based compensation was $0.6 million, a decrease of 74% compared to the same period in fiscal 2000. The decrease of this expense reflects employee attrition and no stock options being granted below fair value during 2001.

     Other income (expense), net. Other income and expense includes interest, foreign currency, and other miscellaneous income and expense items. Net other income for the third quarter ended September 30, 2001 was $42,000 compared to $0.7 million during the same period in 2000. The decrease was primarily due to lower interest income earned on lower cash balances. For the nine months ended September 30, 2001, net other income was $0.1 million versus net other expense of $0.7 million during the same period in fiscal 2000. The increase in net other income was primarily due to the absence of amortization of a funding commitment in 2001 that existed in the first and second quarters of fiscal 2000.

     Provision for income taxes. We incurred net operating losses in the three and nine months ended September 30, 2001 and 2000 and when the likelihood of realizing the benefit of the net operating loss carryforward was considered, we incurred no income taxes or benefit in these periods.

Subsequent Events

     Proposed Sale of the Company. On October 30, 2001, the Company and International Business Machines Corporation ("IBM") announced they had entered into an Agreement and Plan of Merger dated as of October 29, 2001 (the "Agreement") by and among IBM, Duke Acquisition Corporation (a wholly owned subsidiary of IBM), and the Company. Under the terms of the Agreement, each outstanding share of the Company's common stock will be converted into the right to receive $4.65 in cash, without interest. The merger has been approved by the boards of directors of both the Company and IBM and is subject to various closing conditions, including the expiration or early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976

(as amended) and approval of the Agreement by the shareholders of the Company. If the merger is completed, the Company will become a wholly owned subsidiary of IBM. The transaction is expected to close in the first quarter of 2002.

     Litigation. On November 2, 2001, two actions, Neil Macklin vs. CrossWorlds Software, Inc. et al. and Carl Rongo vs. CrossWorlds Software, Inc. et al., were filed in the Superior Court of the State of California for the County of San Mateo. In these actions the plaintiffs named as defendants the Company and the directors of the Company. The complaint purports to assert claims on behalf of all public stockholders of CrossWorlds who are similarly situated with the plaintiff. The complaint alleges that the Company and the members of the Company's Board of Directors have breached their fiduciary duties to CrossWorlds' public stockholders, that the directors engaged in self-dealing in connection with their approval of the merger and that the directors failed to take steps to maximize the value of CrossWorlds to its public stockholders. The complaint seeks class certification and certain forms of equitable relief, including enjoining the consummation of the merger. The Company believes that the allegations are without merit and intends to vigorously contest this action. There can, however, be no assurance that the Company or the other defendants will be successful in their defense of this action.


Liquidity and Capital Resources

     In June 2000, we completed an initial public offering ("IPO") of 4.6 million shares of our common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at a price of $10.00 per share. The Company also completed a sale of 0.9 million shares of its common stock in private placements concurrent with the IPO at $9.30 per share. The aggregate net proceeds realized from the IPO and private placements were approximately $49.7 million. Prior to the IPO, we had financed our operations through private sales of preferred equity securities, totaling $85.7 million and commercial bank loans and equipment leases. As of September 30, 2001, we had $22.1 million in cash and $10.0 million in working capital.

     Net cash used in operating activities was $12.3 million for the nine months ended September 30, 2001 and $13.2 million for the same period in fiscal 2000. Compared with the same period a year ago, the decrease in net cash used in operations primarily reflects a decrease in net loss and accounts receivable, offset by a decrease in deferred revenue.

     Net cash provided by investing activities was $12.8 million for the nine months ended September 30, 2001 and $3.0 million used in the corresponding period in fiscal 2000. Cash provided by investing activities in the nine months ended September 30, 2001 primarily reflect the net redemption of short-term high-grade investments previously purchased using our IPO cash proceeds. Net cash used by investing activities in the nine months ended September 30, 2000 primarily reflect the net purchase of capital equipment. In April 1999, we began leasing equipment through a $1.5 million master lease agreement with a lender. As of September 30, 2001, we have used $0.5 million of this lease line.

     Net cash used by financing activities was $0.9 million for the nine months ended September 30, 2001. Net cash provided by financing activities of $51.5 million for the nine months ended September 30, 2000 was primarily from the net proceeds of our initial public offering, offset by repayments of subordinated debt and equipment loans.

     As of September 30, 2001, outstanding borrowings including capital leases were $2.0 million, which are payable through 2003. We have a revolving line of credit that provides for borrowings of up to $10.0 million based on 65% of eligible accounts receivable. Borrowings under this line of credit accrue interest that is payable monthly at 0.5% above prime rate. As of September 30, 2001, we had borrowings of $1.5 million against this line of credit. Borrowings are secured by all of our assets, and we have agreements that require us to comply with financial covenants. As of September 30, 2001, we were in compliance with these financial covenants.

     We believe that our current cash and available borrowings under the existing line of credit will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. After that we may require additional funds to support our working capital requirements, or for other purposes. We may also seek to raise additional funds through public or private equity financings or from other sources. However, there can be no assurance that we will be able to obtain adequate financing on favorable terms, if at all, at that time. Also, financing may dilute shareholder interests.

     A portion of our cash may be used to acquire or invest in complementary businesses, products, or technologies. We have no current plans, agreements or commitments of this nature, and we are not currently engaged in any negotiations involving a transaction of this nature.

Factors That Could Affect Future Results

OUR BUSINESS COULD BE HARMED IF THE ACQUISITION OF IBM IS NOT CONSUMMATED

     On October 30, 2001, the Company and International Business Machines Corporation ("IBM") announced they had entered into an Agreement and Plan of Merger dated as of October 29, 2001 (the "Agreement") by and among IBM, Duke Acquisition Corporation (a wholly owned subsidiary of IBM), and the Company. Under the terms of the Agreement, each outstanding share of the Company's common stock will be converted into the right to receive $4.65 in cash, without interest. The merger has been approved by the boards of directors of both the Company and IBM and is subject to various closing conditions, including the expiration or early termination of the waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) and approval of the Agreement by the shareholders of the Company. If the merger is completed, the Company will become a wholly owned subsidiary of IBM.

     Entering into the Agreement with IBM and/or a failure to consummate the merger for any reason may disrupt our relationships with our customers, partners and/or employees. Our operating results may be adversely affected by any such disruption, which could harm our business and cause our stock price to decrease. In addition, a failure to consummate the acquisition for any reason could cause our stock price to decrease.


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

     .    competing effectively with:

               . other software vendors that offer business infrastructure products,

               .    systems integrators that develop customized solutions, and

               . internal information technology departments of potential customers; and

     .    managing expanding operations.



WE HAVE A HISTORY OF LOSSES, AND WE MAY INCUR FUTURE LOSSES.

     We have experienced operating losses in the past, and we may incur losses in the future. Despite our history of losses, we may increase our research and development and sales and marketing expenses. If expenditures related to the expansion of our operations are not accompanied or shortly followed by significantly increased revenue, our losses could be even greater than expected until we are able to delay or reduce these expenditures.

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

To date, we have faced competition from:

     .    internal information technology departments of potential customers,

     . systems integrators and other information technology service providers, and

     . software vendors targeting one or more segments of our market, including Vitria Technology, Inc., webMethods, Inc., SeeBeyond Technology Corporation, IBM Corporation, and TIBCO Software, Inc.

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

THE LOSS OF, OR INABILITY TO ATTRACT, SENIOR MANAGEMENT AND OTHER KEY PERSONNEL COULD HARM OUR BUSINESS AND DECREASE THE VALUE OF YOUR INVESTMENT.

     Our future success depends on the skills, experience and performance of our senior management team and other key personnel, and their ability to operate effectively, both individually and as a group. The intense competition for qualified personnel in our industry and geographic region could harm our ability to replace any of the members of our senior management team if we were to lose their services in the future. If we do not succeed in attracting new management and key personnel, or retaining and motivating existing management and key personnel, our business will be harmed. In addition, the services and expertise of our senior management team could be difficult to replace.

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

CHANGES IN OUR PERSONNEL LEVELS MAY STRAIN OUR EXISTING RESOURCES. ANY FAILURE TO MANAGE THESE CHANGES OR FUTURE SALES GROWTH EFFECTIVELY MAY CAUSE OUR REVENUES TO DECLINE OR FAIL TO GROW OR OUR OPERATING LOSSES TO INCREASE.

     Changes in personnel levels and our future sales growth plans may strain our personnel, management systems and other resources, which could harm our business. To effectively manage and support our operations, we will be required to:

     .    integrate, train, motivate and manage our work force,

     . continue to improve our operational, financial and management controls, reporting systems and procedures, and

     . maintain close coordination among our executive, engineering, finance, marketing, sales and operations organizations.

If we fail to manage and support our operations, our business will be harmed and our operating losses could increase.


OUR INTERNATIONAL OPERATIONS ARE EXPENSIVE AND CHALLENGING. IF OUR INTERNATIONAL OPERATIONS DO NOT PERFORM AS PROJECTED, OUR OPERATING LOSSES MAY INCREASE.

     Revenues from international sales represented 37% of total revenue for the three months ended September 30, 2001 and 34% for the nine months ended September 30, 2001. We have committed resources to the opening of international offices and the expansion of international sales and support channels in advance of revenue. We expect to incur expenses for localizing our software for foreign markets. If our international expansion strategy does not generate sufficient revenue to offset these expenditures, our operating losses may increase.


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

     We have relationships with a number of application software vendors, including SAP AG, Oracle Corporation, Siebel Systems, Inc., Nortel Networks Corporation, i2 Technologies, Inc., PeopleSoft, Inc., BroadVision, Inc., Portal Software, Inc. and MetaSolv Software, Inc. and plan to establish more of these relationships in the future. These vendors provide access to their software, technical support and documentation, which enables us to develop, maintain and support connectivity solutions that are compatible with their products. If these relationships are terminated or restricted, or we are unsuccessful in establishing relationships with other vendors, our ability to develop connectivity solutions to integrate new and existing versions of these vendors' packaged enterprise applications may be harmed.


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

     Our software products may contain undetected errors that cause slow performance or other defects, especially when first introduced or when new versions are released. Any such errors or defects could result in:

     .    loss of revenue,

     .    delay in market acceptance,

     .    diversion of development and other resources,

     .    distraction of management,

     .    damage to our customer relationships or reputation,

     .    increased service and warranty cost, and/or

     .    costly litigation defense.

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

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The majority of our investments are in cash, cash equivalents or short-term investments principally consisting of commercial paper, government bonds and money-market institutions. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We have no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.


Item 2.  Changes in Securities and Use Of Proceeds.

     In June 2000, the Company completed its initial public offering ("IPO") of
4.6 million shares of its common stock, including the exercise of 0.6 million shares of underwriters' over-allotment option, at a $10.00 per share pursuant to a Registration Statement on Form S-1 declared effective on June 1, 2000 by the Securities and Exchange Commission (File No. 333-96055). The Company realized aggregate net proceeds from the IPO of approximately $40.9 million. From the effective date of the registration statement through September 30, 2001, $21.4 million of the net proceeds from the offering have been used to fund working capital, general corporate purposes, sales and marketing efforts, additional research and development and capital expenditures made in the ordinary course of business. In addition, the Company applied proceeds of $8.6 million towards the purchase and installation of equipment, software and leasehold improvements. The Company may use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. The Company has no current plans, agreements or commitments of this nature, and is not currently engaged in any negotiations involving a transaction of this nature. Pending these uses, the Company intends to invest the net proceeds in short-term, interest-bearing, investment-grade securities.

Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission Of Matters to a Vote Of Security Holders.

     None.

Item 5.  Other Information.

Amendment of Executive Management Retention Plan.

     On August 23, 2001, the board of directors of the Company adopted the Executive Management Retention Plan set forth in Exhibit 10.43 to this Form 10-Q (the "Retention Plan"). In connection with the Merger with IBM, the Company has agreed to amend the Retention Plan, effective upon the closing of the Merger, to provide that, except to the extent required by Section 6(c) of the Retention Plan, no Participant (as defined in the Retention Plan) shall be eligible to receive any payments under the Retention Plan unless and until such Participant is continuously employed by the Company or its successor during the 180 day period following the closing of the Merger. This amendment was entered into after the end of the quarterly period covered by this Form 10-Q and thus, the amendment is not reflected in the version of the Retention Plan filed as Exhibit 10.43.

Amendment of Amoroso Secured Non-Recourse Promissory Notes.

     On August 23, 2001, the board of directors of the Company amended the terms of the Secured Non-Recourse Promissory Notes dated April 26, 2000 and June 7, 2000 between the Company and Alfred J. Amoroso to provide that upon a change of control, the Company's forgiveness of the loans is fully accelerated and the loans are completely forgiven, extinguishing Mr. Amoroso's obligation to repay the Company. The amendment is set forth in Exhibit 10.44 to this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          10.42 Loan Modification Agreement, dated as of September 25, 2001, between CrossWorlds and Silicon Valley Bank.
          10.43   Executive Management Retention Plan dated August 23, 2001.
          10.44 Amendment To Secured Non-Recourse Promissory Notes dated November 9, 2001.

     (b)  Reports on Form 8-K:

          None.

                   CROSSWORLDS SOFTWARE, INC. AND SUBSIDIARIES

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Burlingame, state of California on November 13, 2001.

                             CROSSWORLDS SOFTWARE, INC.
                             (Registrant)

                             By:         /s/   JAMES W. BUDGE
                                ------------------------------------------------
                                               James W. Budge
                                Chief Financial Officer (Principal Financial and
                                             Accounting Officer)